Form 10-Q
period 2012-04-30
ENVIVIO INC
filed 2012-06-11
CIK 1174266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 30, 2012

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 001-35205

ENVIVIO, INC.

(Exact name of registrant as specified in its charter)

Delaware	3663	94-3353255
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

400 Oyster Point Boulevard, Suite 325

South San Francisco, California 94080

(650) 243-2700

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding on June 1, 2012 was 26,912,728.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENVIVIO, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(UNAUDITED)

	January 31,	April 30,
	2012	2012
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$27,405	$72,016
Short-term investments	—	3,284
Accounts receivable, net of allowance for doubtful accounts	8,499	9,516
Inventory	108	80
Prepaid expenses and other current assets	2,456	2,674
Deferred inventory costs, current portion	1,547	330

Total current assets	40,015	87,900
Property and equipment, net	3,016	3,456
Deferred inventory costs, net of current portion	100	66
Other assets	1,447	510

Total assets	$44,578	$91,932

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$7,035	$10,662
Accrued compensation	4,615	3,520
Accrued liabilities	929	1,419
Deferred revenue, current portion	7,257	4,191
Line of credit	1,000	1,000

Total current liabilities	20,836	20,792
Deferred revenue, net of current portion	1,400	1,394
Warrant liability	103	—
Other non-current liabilities	1,163	1,454

Total liabilities	23,502	23,640

Convertible preferred stock	47,764	—

Stockholders’ equity (deficit):
Common stock	13	27
Additional paid-in capital	52,955	150,189
Accumulated other comprehensive loss	(825)	(856)
Accumulated deficit	(78,831)	(81,068)

Total stockholders’ equity (deficit)	(26,688)	68,292

Total liabilities and stockholders’ equity (deficit)	$44,578	$91,932

See notes to consolidated financial statements

ENVIVIO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(UNAUDITED)

	Three Months Ended April 30,
	(in thousands, except for per share amounts)
	2011	2012
Revenue	$9,903	$13,416
Cost of revenue	4,007	5,136

Gross profit	5,896	8,280

Operating expenses:
Research and development	1,503	1,997
Sales and marketing	3,429	5,744
General and administrative	2,131	2,688

Total operating expenses	7,063	10,429

Loss from operations	(1,167)	(2,149)
Interest expense, net	(37)	(9)
Other income, net	91	27

Loss before provision for income taxes	(1,113)	(2,131)
Provision for income taxes	42	106

Net loss	$(1,155)	$(2,237)

Net loss per share of common stock, basic and diluted	$(0.09)	$(0.17)

Shares used in computing net loss per share of common stock, basic and diluted	13,515	13,322

See notes to consolidated financial statements.

ENVIVIO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(UNAUDITED)

	Three Months Ended April 30,
	(in thousands)
	2011	2012
Net loss	$(1,155)	$(2,237)
Other comprehensive loss:
Foreign currency translation adjustment	(37)	(31)

Other comprehensive loss	(37)	(31)

Comprehensive loss	$(1,192)	$(2,268)

See notes to consolidated financial statements.

ENVIVIO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(UNAUDITED)

	Three Months Ended April 30,
	2011	2012
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,155)	$(2,237)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	315	560
Stock-based compensation	350	690
Bad debt expense	—	(6)
Fair value remeasurement of warrant liability	30	(18)
Forgiveness of note related to common stock purchase awards	70	—
Changes in operating assets and liabilities:
Accounts receivable	(1,562)	(1,011)
Inventory	(223)	28
Prepaid expenses and other assets	(685)	(595)
Deferred inventory costs	982	1,250
Accounts payable and accrued liabilities	(1,700)	(1,052)
Deferred revenue	260	(3,072)
Other non-current liabilities	—	287

Net cash used in operating activities	(3,318)	(5,176)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	—	(3,284)
Capital expenditures	(821)	(991)

Net cash used in investing activities	(821)	(4,275)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable and related warrants	1,000	—
Proceeds from initial public offering, net of offering costs paid	—	54,012
Offering costs related to Series I convertible preferred stock	—	(3)
Proceeds from exercise of stock options	627	78

Net cash provided by financing activities	1,627	54,087

Effect of exchange rate changes on cash and cash equivalents	(16)	(25)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,528)	44,611
CASH AND CASH EQUIVALENTS—Beginning of period	10,017	27,405

CASH AND CASH EQUIVALENTS—End of period	$7,489	$72,016

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$36	$27

Cash paid for income taxes	$9	$115

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Offering costs not paid during quarter	—	5,377

Reclassification of warrant liability to stockholders’ equity	—	84

Conversion of convertible preferred stock to common stock upon initial public offering	—	47,769

Amortization of issuance costs related to Series I redeemable convertible preferred stock	—	8

See notes to consolidated financial statements.

ENVIVIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies

Envivio, Inc. (the “Company”) was incorporated in the state of Delaware on January 5, 2000. The Company is a leading provider of IP video processing and distribution solutions to mobile and broadband service providers, cable multiple system operators, direct broadcast satellite service providers and content providers, which includes broadcasters and content publishers, owners, aggregators and licensees. The Company is headquartered in South San Francisco, California and maintains operations in North America, Europe (including research and development operations in France) and Asia Pacific.

Initial Public Offering

On April 24, 2012, the Company sold 6,500,000 shares of common stock at a price to the public of $9.00 per share in an initial public offering (“IPO”). The shares began trading on the NASDAQ Global Market on April 25, 2012. The $54.4 million in proceeds from the IPO, net of underwriters’ discounts and commissions, but before deducting offering-related expenses payable by the Company of $5.8 million, were received on April 30, 2012, which was the closing date of the IPO. Immediately prior to the closing of the offering, all outstanding shares of convertible preferred stock converted into common stock on a one-for-one basis and we have blank check preferred stock authorized. The convertible preferred stock converted into 6,988,120 shares of common stock and 1,006,206 shares of Series 1 common stock and 12,909,470 shares of Series 2 common stock converted into one class of common stock. In addition to the 6,500,000 shares of common stock sold in the IPO, certain selling stockholders of the Company also sold 1,255,000 shares of common stock in the IPO. The shares sold by the selling stockholders consisted of 503,496 shares of convertible preferred stock and 751,504 shares of Series 1 and Series 2 common stock, which were converted to common stock immediately prior to the closing of the IPO.

Basis of Presentation

The Company’s unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in financial statements in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The January 31, 2012 condensed consolidated balance sheet was derived from audited financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s Registration Statement under the Securities Act of 1933 on Form S-1 which was filed with the Securities and Exchange Commission on April 24, 2012 (“2012 Form S-1”). The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending January 31, 2013, or any other future period.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, allowances for doubtful accounts, valuation of deferred inventory costs, useful lives of property and equipment, valuation of deferred tax assets, valuation of equity and liability instruments and stock-based compensation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments of the carrying values of assets and liabilities. Actual results could differ materially from these estimates.

Short-term Investments

Short-term investments consist of commercial paper and corporate bonds and are classified as available-for-sale securities. The Company has classified all available-for-sale securities with readily available markets as short term, regardless of whether the stated maturity is greater than one year from the current balance sheet date, because of the intent to sell those securities as necessary. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. For the periods presented, realized and unrealized gains and losses on investments were not material. An impairment charge is recorded in the consolidated statements of operations for declines in fair value below the cost of an individual investment that are deemed to be other than temporary. The Company assesses whether a decline in value is temporary based on the length of time that the fair market value has been below cost, the severity of the decline, as well as the intent and ability to hold, or plans to sell, the investment.

Prior to the quarter ended April 30, 2012, the Company had no short-term investments. With the exception of the adoption of the Company’s short-term investment accounting policy above, there have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Registration Statement on Form S-1 filed under the Securities Act of 1933, as amended.

Fair Value Measurements

The Company measures and reports its cash equivalents, short-term investments and convertible preferred stock warrant liabilities at fair value. The accounting guidance for fair value measurements provides a framework for measuring fair value and expanding related disclosures. Fair value is defined as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The guidance also establishes a hierarchy which requires an entity to maximize the use of observable inputs, when available. The guidance requires that each fair value measurement be classified and disclosed in one of the following three categories:

•	Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities.

•

Level 2: Observable inputs (other than Level 1 prices) such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly.

•	Level 3: Unobservable inputs that involve management judgment and are supported by little or no market activity.

The categorization of a financial instrument within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s Level 1 assets consist of its money market accounts and short-term investments. The Company’s Level 3 liabilities, which consisted of its convertible preferred stock warrants, are no longer liability instruments under U.S. GAAP as a result of their conversion to common stock warrants in connection with the IPO. Accordingly, the carrying value of $0.1 million at the IPO date was transferred to additional paid-in capital. The Company did not have any other financial assets or liabilities that are measured and reported at fair value.

As of January 31, 2012 and April 30, 2012, the carrying value of the line of credit approximates fair value principally because of the short-term nature of this liability.

Recent Accounting Pronouncements

In May 2011, the FASB issued an amendment to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The amendment changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The Company adopted this standard effective in the first quarter of the year ending January 31, 2013 with no material impact on its consolidated financial statements and disclosures.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income, which requires an entity to present total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The Company adopted this guidance beginning in the quarter ended April 30, 2012. The adoption had no impact on the Company’s financial position or results of operations. We adopted this standard by including the condensed consolidated statements of comprehensive loss herein.

2. Balance Sheet Items

Prepaid expenses and other current assets are comprised of the following (in thousands):

	January 31, 2012	April 30, 2012
Foreign tax credits refundable	$1,241	$1,423
Prepaid expenses	1,215	1,251

Prepaid expenses and other current assets	$2,456	$2,674

Property and equipment, net, consist of the following (in thousands):

	January 31, 2012	April 30, 2012
Computers and equipment	$6,318	$7,296
Software	1,177	1,210
Furniture and fixtures	890	897
Leasehold improvements	129	129

Total property and equipment	8,514	9,532
Less: Accumulated depreciation and amortization	(5,498)	(6,076)

Property and equipment, net	$3,016	$3,456

Total depreciation and amortization expense was $0.3 million and $0.6 million during the three months ended April 30, 2011 and 2012.

3. Fair Value of Financial Instruments

The fair value of the Company’s financial assets and liabilities measured on a recurring basis is as follows (in thousands):

January 31, 2012	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (included in cash and cash equivalents)	$25,783	$25,783	$—	$—
Liabilities:
Warrant liability	103	—	—	103

April 30, 2012
Assets:
Money market funds (included in cash and cash equivalents)	$71,099	$71,099	$—	$—
Short-term investments	$3,284	$3,284	$—	$—

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

	Three Months Ended April 30,
	2011	2012
Fair value—beginning of period	$196	$103
Change in fair value of Level 3 liabilities	30	(19)
Reclassification of warrant liability to stockholders’ equity	—	(84)

Fair value—end of period	$226	$—

The Company’s Level 3 liabilities, which consisted of its convertible preferred stock warrants, are no longer liability instruments under U.S. GAAP as a result of their conversion to common stock warrants in connection with the IPO. Accordingly, the carrying value of $0.1 million at the IPO date was transferred to additional paid-in capital.

4. Debt

Debt outstanding as of January 31, 2012 and April 30, 2012 consisted of a $1 million outstanding balance in the Company’s revolving line of credit.

Line of Credit

In November 2010, the Company entered into a revolving line of credit with a commercial lender that allows for draws of up to $5.0 million for general corporate purposes. Amounts borrowed must be repaid prior to the maturity date in November 2012. Interest accrues at a floating per annum rate equal to either the (i) greater of (x) the prime rate plus 2.75% or (y) 6.75% if the liquidity ratio for the immediately preceding month does not meet a minimum threshold or (ii) greater of (x) the prime rate plus 1.75% or (y) 5.75% in all other instances. The Company paid commitment fees in the amount of $106,000 and a good faith deposit of $25,000 to facilitate the agreement. The lender for this line of credit has a first priority perfected security interest in all of the Company’s assets. The credit facility contains financial covenants which effectively require the Company to maintain no less than $1.0 million in outstanding borrowings throughout the term of the arrangement as well as maintain a ratio of unrestricted cash and eligible accounts receivable to current liabilities of at least 1.50 to 1.00. As of April 30, 2012, the Company was in compliance with the covenants under the line of credit facility.

The Company did not draw down on this line of credit during the three months ended April 30, 2012.

5. Commitments and Contingencies

Operating Leases

The Company leases facilities under operating leases expiring at various dates through 2016. As of April 30, 2012, future minimum payments under the Company’s noncancellable leases are as follows (in thousands):

Year Ending January 31,	Future Lease Payments
2013 (remaining nine months)	$854
2014	894
2015	610
2016	249

Total	$2,607

Rental expense totaled $155,000 and $196,000 during the three months ended April 30, 2011 and 2012.

Litigation Matters

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company is not currently a party to any litigation matters that, individually or in the aggregate, are expected to have a material adverse effect on the Company’s business, financial condition or results of operations.

Indemnification

The Company may in the ordinary course of business agree to defend and indemnify some customers against legal claims that the Company’s products infringe on certain U.S. patents or copyrights. Certain of the Company’s employment agreements or arrangements with members of the board of directors also include indemnification provisions. The terms of such obligations may vary. To date, the Company has not been required to make any payments resulting from such infringement or director indemnifications and no amounts have been accrued for such matters.

6. Stockholders’ Equity (Deficit)

Immediately prior to the closing of the IPO, all outstanding shares of convertible preferred stock converted into common stock on a one-for-one basis. In addition, the Series 1 common stock and Series 2 common stock converted into one class of common stock. As of April 30, 2012, the Company is authorized to issue 100,000,000 shares of common stock, $0.001 par value per share and 2,500,000 shares of preferred stock, $0.001 par value per share.

Common Stock

Shares of common stock authorized, issued and outstanding, by series, as of January 31, 2012 and April 30, 2012 consist of the following:

	January 31, 2012
	Authorized	Issued and Outstanding
Series 1	2,000,000	1,006,206
Series 2	100,000,000	12,163,402

	102,000,000	13,169,608

	April 30, 2012
	Authorized	Issued and Outstanding
Common stock	100,000,000	26,912,728

Shares of common stock reserved for issuance on an as-if converted basis is as follows as of April 30, 2012:

April 30, 2012
Conversion of convertible preferred stock	—
Exercise and vesting of stock-based awards	2,906,946
Available for option grants	1,070,174
Exercise of Series G convertible preferred stock warrants	—
Exercise of common stock warrants	36,000

4,013,120

Convertible Preferred Stock

Immediately prior to the closing of the IPO on April 30, 2012, all outstanding convertible preferred stock was converted into 6,988,120 shares of common stock on a one-to-one basis.

Convertible Preferred Stock Warrants

Immediately prior to the closing of the IPO on April 30, 2012, an outstanding warrant to purchase 36,000 shares of convertible preferred stock was converted into a warrant to purchase 36,000 shares of common stock on a one-to-one basis. Upon the conversion of the underlying convertible preferred stock, the Company remeasured the related warrant liability to fair value with the remaining amounts being reclassified to additional paid-in capital.

7. Stock Option Plan

Stock Option Plans

The Company adopted a stock option plan (the “2000 Plan”) in 2000. Under the 2000 Plan, as amended, the Company was able to grant options to purchase up to 1,181,689 shares of common stock to certain employees, directors and consultants. Under the terms of the 2000 Plan, the Company may grant incentive stock options (“ISO”), nonstatutory stock options (“NSO”), common stock purchase agreements (“CSPA”) and stock purchase rights (“SPR”). Such options are exercisable at prices generally equal to the fair value of the Company’s common stock at the date of grant, as determined by the board of directors. Awards granted under the 2000 Plan generally vest over four years with a six-month cliff period and may be exercised for a period of up to ten years. Vested options generally expire 30 days after termination of employment. In December 2010, the board of directors approved the decrease in the number of shares of common stock reserved for issuance under the 2000 Plan to 644,366 shares. No shares were available for future grant under the 2000 Plan as of January 31, 2012 and April 30, 2012.

The Company adopted a 2010 stock incentive plan (the “2010 Plan”) in June 2010. The 2010 Plan provides that only employees are eligible for the grant of ISOs and that employees, consultants and outside directors are eligible for the grant of NSOs. The 2010 Plan also allows for the grant of SPRs and restricted stock units (“RSU”). Awards granted under the 2010 Plan also generally vest over four years with a six-month cliff period and may be exercised for a period of up to ten years. Vested options generally expire three months after termination of employment. The aggregate number of shares which may be issued under the 2010 Plan was 3,661,422 shares as of January 31, 2012. No shares were available for future grant under the 2010 Plan as of April 30, 2012 due to the adoption of a new stock incentive plan as more fully described below.

The Company adopted a 2012 stock incentive plan (the “2012 Plan”) in June 2011, as amended in April 2012. The 2012 Plan provides that only employees are eligible for the grant of ISOs and that employees, consultants and outside directors are eligible for the grant of NSOs. The 2012 Plan also allows for the grant of SPRs, RSUs and other types of equity awards. Awards granted under the 2012 Plan also generally vest over four years with a twelve-month cliff period and may be exercised for a period of up to ten years. Vested options generally expire three months after termination of employment. Shares of common stock reserved for issuance under the 2012 Plan consist of 1,070,174 as of April 25, 2012. In addition, up to 3,500,000 shares subject to outstanding awards under the 2000 Plan or 2010 Plan that are subsequently forfeited or terminated for any reason before being exercised will be made available for issuance under the 2012 Plan. The number of shares that have been authorized for issuance under the 2012 Plan will be automatically increased on the first day of each fiscal year beginning in fiscal 2014 and ending in fiscal 2023, in an amount equal to the least of (i) 2,000,000 shares, (ii) 4% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year or (iii) another amount determined by our board of directors.

The following table summarizes the stock-based award activity for the 2000 Plan, 2010 Plan and the 2012 Plan during the three months ended April 30, 2012:

	Shares Available for Grant	Stock Options and SPRs Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
					(in thousands)
January 31, 2012	924,163	2,845,204	1.15	8.5	$14,269
Additional options authorized	200,000	—	—
Options granted	(58,250)	58,250	8.06
SPRs and CSPAs granted	(5,500)	5,500	8.06
Options expired and forfeited	9,651	(9,651)	7.11
SPRs and CSPAs forfeited and expired	1,125	(1,125)	1.46
Plan shares expired	(1,015)	—	—
Exercised		(255,000)	0.30

Outstanding—April 30, 2012	1,070,174	2,643,178	1.38	8.3	$20,861

Vested and expected to vest—April 30, 2012		2,618,946	1.38	8.3	$20,616

Vested—April 30, 2012		1,089,254	0.95	7.8	$9,041

Stock Purchase Rights and Common Stock Purchase Agreements

As of January 31, 2012 and April 30, 2012, 412,830 and 386,504 shares were subject to repurchase under the provisions of the SPRs and 103,439 and 103,439 shares, respectively, were subject to repurchase under the provisions of the CSPAs.

Restricted Stock Units

During the three months ended April 30, 2012, the Company recorded $60,775 of stock-based compensation related to RSUs. A summary of the Company’s restricted stock unit activity for the three months ended April 30, 2012 is presented below:

	RSUs Outstanding	Weighted Average Grant Date Fair Value
January 31, 2012	263,768	$2.16
Granted	—	—
Cancelled and forfeited	—	—

April 30, 2012	263,768	$2.16

Stock-based Compensation

Total stock-based compensation expense during the three months ended April 30, 2011 and 2012 are recognized in the consolidated statements of operations as follows (in thousands):

	Three Months Ended April 30,
	2011	2012
Cost of revenue	$13	$1
Research and development	21	39
Sales and marketing	25	110
General and administrative	291	540

	$350	$690

The weighted average assumptions used to estimate the fair value of the Company’s employee stock-based awards at the grant dates during the three months ended April 30, 2011 and 2012 were as follows:

	Three Months Ended April 30,
	2011	2012
Expected term (in years)	6.0	6.3
Expected volatility	53%	57%
Risk-free interest rate	2.7%	1.4%
Expected dividend	0%	0%

As of January 31, 2012 and April 30, 2012, total compensation cost not yet recognized for unvested awards was $5.3 million and $5.9 million, respectively, which is expected to be recognized over the following 2.6 and 2.4 years, based on the weighted average vesting term.

8. Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders during the three months ended April 30, 2011 and 2012 (in thousands, except for share and per share amounts):

	Three Months Ended April 30,
	2011	2012
Net loss attributable to common stockholders	$(1,155)	$(2,237)
Shares used in computing net loss per share attributable to common stockholders, basic and diluted	13,514,907	13,322,309
Net loss per share attributable to common stockholders, basic and diluted	$(0.09)	$(0.17)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended April 30,
	2011	2012
Convertible preferred stock	4,238,120	—
Stock options to purchase common stock	2,386,685	2,153,235
Shares purchased with notes (SPRs and CSPAs)	539,269	489,943
Convertible preferred stock warrants	36,000	—
Common stock warrants	—	36,000
Restricted stock units	349,500	263,768

9. Income Taxes

We are subject to taxation in the U.S. and various state and foreign jurisdictions. We record liabilities for income tax contingencies based on our best estimate of the underlying exposures. We are open for audit by the U.S. Internal Revenue Service and state tax jurisdictions since inception. We remain open for audit by the French tax authorities from the year 2008 to current. Most other foreign jurisdictions have statute of limitations that range from three to six years. We are not currently under examination by income tax authorities in federal, state or other foreign jurisdictions.

Our effective tax rate is a blended rate resulting from the composition of taxable income in the various global jurisdictions in which we conduct business. We record a full valuation allowance against our deferred tax assets in the jurisdictions where there is insufficient certainty surrounding the realization of deferred tax assets through future taxable income.

For the three months ended April 30, 2011 and 2012 we recorded a provision for income taxes of $42,000, and $106,000, respectively. The 2011 and 2012 expense are both comprised of foreign taxes as well as various state and local income taxes.

In compliance with applicable guidance for accounting for uncertainty in income taxes, we had gross unrecognized tax benefits, which includes provisions for estimated interest and penalties, of approximately $1,297,000 as of January 31, 2012, and approximately $1,500,000 as of April 30, 2012. If all of these unrecognized tax benefits were recognized, $857,000 would impact the provision for income taxes. We do not anticipate a change in the unrecognized tax benefits in the 12 months beginning April 30, 2012.

We recognize interest and possible penalties related to uncertain tax positions in income tax expense.

10. Segment Information

The Company’s solutions enable customers to deliver video services over broadcast, cable, internet, mobile and satellite networks. Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and evaluated by the chief operating decision maker in deciding how to allocate resources and assessing performance. The Company’s chief operating decision maker is its chief executive officer. The chief executive officer reviews financial information presented on a consolidated basis, for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results beyond revenue goals or gross margins, or plans for levels or components below the consolidated unit level. Accordingly, the Company has a single reporting segment.

The Company’s revenue by geographic region, based on the location at which each sale originates, is summarized as follows (in thousands):

	Three Months Ended April 30,
	2011	2012
Americas	$3,026	$2,436
Asia Pacific	2,569	3,486
EMEA	4,308	7,494

	$9,903	$13,416

Included within the Americas total in the above table is revenue from sales originating in the U.S. of $2.2 million and $2.1 million during the three months ended April 30, 2011 and 2012.

The Company’s property and equipment, net, by geographic region is summarized as follows (in thousands):

	Three Months Ended April 30,
	2011	2012
Americas	$1,247	$2,046
Asia Pacific	4	4
EMEA	1,124	1,406

	$2,375	$3,456

Customers representing 10% or greater of total revenue for the periods presented were as follows (in percentages):

	Three Months Ended April 30,
Customers	2011	2012
Customer A	*	18%
Customer B	18%	11%
Customer C	16%	*

*	Less than 10%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and elsewhere in this Quarterly Report on Form 10-Q, including those discussed in “Risk Factors.”

Overview

We are a leading provider of software-based IP video processing and distribution solutions that enable the delivery of high-quality video to consumers. Based on our unique video compression and advanced IP video networking technologies, our solution is designed to enable service providers and content providers to offer high-quality video anytime, anywhere across a broad array of video formats, networks, consumer devices and operating systems. Our software-based solution runs on industry-standard hardware and includes encoders, transcoders, network media processors and video gateways, all controlled through our network management system.

We were founded in January 2000 by a small group of talented software and electrical engineers from France Telecom. Since our inception, we have been focused on developing a software-based architecture for processing and distributing IP video to video-enabled devices at the highest video quality possible. At that time, our software-based approach was a novel strategy for addressing video processing and distribution as most existing technologies processed and distributed video by designing hardware products for the transfer of video over a fixed format to standard TVs. These hardware products generally focused on improving quality of video, but did not attempt to address multiple formats or the challenges created by multiple devices and different networks. Because of our founding team’s software expertise and the challenge of delivering video to mobile devices, which utilizes multiple formats and has multiple delivery requirements, our solution was designed from the beginning to provide a flexible solution that could adapt quickly and cost-effectively to the rapidly changing landscape of technologies, formats and capabilities of mobile devices.

While attempting to address the challenges of processing and distributing video across a rapidly changing landscape of formats, networks, devices and operating systems, we have maintained our focus on improving the quality of the video delivered by our solution. We originally focused on developing technologies supported by the MPEG-4 standard, which is an industry standard for a group of audio and video coding formats and related technology that is capable of providing the highest quality video in the marketplace today. When we initially developed this technology, the standard in the marketplace was MPEG-2, a previous similar standard available since 1992. Throughout our history, we believe we have made valuable contributions to the ISO/IEC Moving Picture Experts Group, or MPEG, including having several of our employees sit on the governing standards body and by contributing several technologies to the video community that fostered the development of MPEG-4 as an industry standard. We believe these contributions demonstrate our innovation and thought leadership in the video processing and distribution industry.

Our software-based approach to developing a flexible solution while delivering high-quality video has led to the development of several key products throughout our history. In 2001, we completed our first product based on the MPEG-4 standard. In 2002, we developed our first MPEG-4 webcasting system, which allowed us to address the enterprise market. In 2003, we deployed a news video contribution system in MPEG-4, which allowed us to address the need to transmit low bitrate video for real-time news gathering. In 2004, our first H.264 live transmission over satellite was successful, which allowed us to address the needs of satellite providers looking to deliver low bitrate video over satellite. We focused on our expansion into Asia in 2005 by providing the IPTV system for a service provider in China and a mobile digital TV service provider in Japan. In 2007, we developed our first all IP-based headend, an innovative and cost-reducing design for consumer video distribution, and our first AVS encoder, which allowed us to address the expanding video services market in China. In 2008, we introduced the world’s first three-screen convergence encoder, which enabled operators to deliver video to three screens (mobile, PC and TV) from a single product. In 2010, we introduced 3D TV support with multi-video encoding standard on our C4 encoder, as well as support for the expanding set of mobile and web streaming formats. In November 2010, we launched a new class of product, a network media processor, which we call Halo, which enables the optimization of networks for distribution of multi-screen, multi-format video. In December 2011, we released Muse, our new multi-screen software designed for live or file-based video transcoding and distribution to any device.

As a result of our close relationship with France Telecom, we initially focused on the telecommunications market both for broadband IPTV delivery and delivery of video to mobile devices. However, as consumer demands have evolved over time, our solution has become attractive to a larger set of customers. In reaction to telecommunications companies providing video content and services to multiple devices with IPTV as well as mobile video services, traditional cable TV service providers have launched innovative services that deliver video content to PCs and mobile devices. Most recently over-the-top, or OTT, providers have also gained market share by offering innovative and cost-effective video services to mobile devices, PCs and even TVs for consumers through the open Internet. This set of competing service offerings, when combined with increased consumer demand for video on multiple screens, led us to design a single solution that addresses the needs of a broader customer base of service providers and content providers. For example, one of our first major end-customers purchased our IPTV solution in 2008 to enable delivery of video to TVs over broadband networks. This same customer began providing OTT services in 2009, and purchased our OTT solution to enable its OTT services. Finally, in 2010, this customer began to offer mobile video content and purchased our solution to address this video delivery mode as well.

We target several different types of video service providers and content providers, including telecommunications companies and cable, satellite and OTT providers. These target customers have unique characteristics, including their infrastructure, target consumer demands, scale, delivery models and business models. We focus on providing video delivery solutions to these customers that allow them to better target their growth markets, such as mobile TV, Pay-TV, IPTV and OTT. To date, our solution has been deployed by over 300 end-customers worldwide in over 50 different countries.

We outsource the manufacturing of our products to a single manufacturer in California. In some cases, we rely on our manufacturer to procure the components for our equipment. For certain components, we contract directly with the supplier. We ship our solutions directly from our manufacturer.

Our products and support services are sold worldwide, primarily through systems integrators, which serve as our channel partners. Our channel partners assist us with the sales process, systems integration, deployment and support. We employ a sales force that is responsible for managing our relationships with our channel partners within each geographic territory in which we market and sell our products. To a lesser extent, we also sell our products and support services directly to end-customers. In many cases, even when we sell our products through channel partners, we market and work directly with the end-customer to promote our products.

Since inception, we have expended significant resources on our research and development operations. Our research and development activities are exclusively conducted in the metropolitan area of Rennes, France, which we believe provides us access to highly qualified engineers on a cost-effective basis located in what has traditionally been viewed as a top broadcast center of Europe.

Factors Affecting Our Results of Operations

The following are key factors that impact our results of operations:

Consumer Demand and Infrastructure Capacity

Most of our products are installed into networks operated by telecommunications, cable, satellite and OTT providers to deliver high-quality video to a consumer. The demand for our products is significantly impacted by the end consumer of video services and the demands these end consumers place on service providers and content providers to deliver high-quality video across disparate networks and to multiple devices. As this consumer demand increases, service providers respond by expanding or enhancing their infrastructure and equipment to address these needs. As the infrastructure capacity increases, high-quality video can be made available to more consumers over broadband and wireless IP networks, which we believe will also increase the number of global broadband users.

Our solution is designed to address the infrastructure challenge of delivering massive amounts of content over different types of networks to consumers who are increasingly viewing video on a growing variety of devices, such as tablets, smartphones, laptops, and Internet-enabled TVs and media players. As consumer expectations of video delivery increase, the demand from telecommunications, cable, satellite and OTT providers for the type of video delivery solutions that we provide increases. Accordingly, we measure consumer demand for video services by monitoring a collection of key market metrics, including the introduction of new mobile devices, such as tablets, new access mediums that are emerging in the digital home, such as Internet-enabled TVs and new video applications, and enhanced product offerings, such as bundling on-demand video services with other traditional service offerings.

We believe the combination of increased availability of video-enabled connected devices combined with the evolution of the network infrastructure will, in turn, drive service providers and content providers to seek flexible solutions to deliver video to consumers that can continue to adapt to changing formats, networks and devices while maintaining the highest possible video quality.

Competitive Environment and Geographic Mix

The market for our products is competitive and our gross margin is impacted by the level of competition we face and the geographic mix of product sales worldwide. We face significant competition in selling our solution. In any given sales opportunity, the level of competition we face could impact our gross margin. In addition, our gross margin may be impacted by the location of our target customer as different geographic regions have different pricing environments based on customer expectation, business models and our customers’ revenue opportunity from the services we enable. For example, we typically experience lower average sales prices in the Asia-Pacific region. We anticipate that our geographic mix will continue to fluctuate in the future from quarter to quarter, which could impact our future gross margin.

Average Sales Prices

We may experience a decline in average sales prices as new competitive products are introduced into the marketplace. Changes in average sales prices cannot always be predicted with certainty. The average sales prices of our products may decline faster than we expect. Competitors may also anticipate our entry into a market and begin to lower their sales prices even before we introduce our product. Under certain circumstances, lower prices may increase our sales volume and thus our revenue, but a lower average sales price typically reduces our gross margin percentage. We expect to continue to face price pressure on our products as average sales prices may decline over time, and there is no assurance that our gross margins will not decline in the future. As we continue to innovate our software-based solution, we may be able to offset a decline in the average sales prices of the prior generation of our solution.

Evolution of Hardware Platform

We utilize industry-standard hardware, and therefore, are able to leverage the evolutionary increase in computing power in each new generation of hardware. In the past, this has allowed us to increase the number of video streams at a given resolution with each new hardware platform, and we expect this to continue. This increase in performance may offset any potential decline in the average sales prices of the prior generation of our solution.

Components of Revenue, Cost of Revenue and Operating Expenses

Revenue

Our revenue is derived primarily from the sale of our IP video processing and distribution solutions, which consists of both hardware and software. Our proprietary software is an essential component in the products we sell and provides a key differentiator between us and our competitors. Our hardware generally consists of industry-standard components, which are readily available from third-party providers. To a lesser extent, we derive revenue from professional services as well as support and maintenance of our products. Our maintenance contracts may include future software upgrades depending on the level of maintenance purchased. Our support contracts typically include telephone and email access to technical support personnel. When we sell an enhanced support offering we provide our customers with rights to software upgrades as well as maintenance releases and patches released during the term of the support period.

We prospectively adopted new accounting guidance with respect to multiple element revenue arrangements for transactions entered into or materially modified on or subsequent to February 1, 2011.

Cost of Revenue

Our cost of revenue consists primarily of third-party manufacturing costs and component costs. Our cost of revenue also includes shipping costs, third-party logistics costs and write-offs for excess and obsolete inventory. To a lesser extent, our cost of revenue includes personnel costs associated with our operations and logistics, technical support and professional services teams.

Operating Expenses

Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. The largest component of our operating expenses is personnel costs. Personnel costs consist of salaries and benefits for our employees. We expect our operating expenses to continue to grow in absolute dollars in the near term, although they are likely to fluctuate as a percentage of revenue.

Research and Development Expenses

Research and development expenses primarily consist of personnel, engineering, testing and compliance, facilities and professional services costs. We expense research and development costs as incurred. Research and development expenses are presented net of French research tax credits. We intend to continue to devote substantial resources to the development of additional functionality for our existing products and the development of new products.

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of personnel costs, sales commissions, travel costs, costs for marketing programs and facilities costs. We plan to continue to invest in sales and marketing, including increasing the number of our sales personnel worldwide to further expand our relationships with current and future channel partners and direct customers.

General and Administrative Expenses

General and administrative expenses primarily consist of personnel, professional services and facilities costs related to our executive, finance, human resource and information technology functions. Professional services costs consist of outside legal and accounting services and information technology consulting costs. Now that we are a public company, we expect to incur significant additional accounting and legal costs related to compliance with rules and regulations enacted by the SEC, including the additional costs of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act, as well as additional insurance, investor relations and other costs associated with being a public company.

Interest Expense, net

Interest expense, net, consists primarily of interest expense on our outstanding debt and interest income on our cash and cash equivalent balances.

Other Income (Expense), net

Other income (expense), net, consists primarily of charges due to fluctuations in foreign exchange rates on receivables and payables denominated in currencies other than the U.S. dollar. The foreign currency transaction gains and losses relate to transactions that are exercised in a different currency than the respective functional currency of the company and its subsidiaries.

Critical Accounting Policies, Judgments and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and related notes. Our significant accounting policies are described in our previously filed Registration Statement on Form S-1 filed under the Securities Act of 1933, as amended. We have identified below our critical accounting policies and estimates that we believe require the greatest amount of judgment. These estimates and judgments have a significant impact on our consolidated financial statements. Actual results could differ materially from those estimates. The accounting policies that reflect our more significant estimates and judgments and that we believe are the most critical to fully understand and evaluate our reported financial results include the following:

•	Revenue Recognition

•	Income Taxes

•	Allowances for Doubtful Accounts

•	Stock-based Compensation

With the exception of the Company’s short-term investment policy as more fully described in Note 1, there have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Registration Statement on Form S-1 filed under the Securities Act of 1933, as amended.

Results of Operations

Three Months Ended April 30, 2011 Compared to the Three Months Ended April 30, 2012

The following table presents our historical operating results and the changes in these results in dollars (in thousands) and as a percentage for the periods presented:

	Three Months Ended April 30,		$ Change	% Change
	2011	2012
Revenue	$9,903	$13,416	3,513	35%
Cost of revenue	4,007	5,136	1,129	28%

Gross profit	5,896	8,280	2,384	40%

Operating expenses:
Research and development	1,503	1,997	494	33%
Sales and marketing	3,429	5,744	2,315	68%
General and administrative	2,131	2,688	557	26%

Total operating expenses	7,063	10,429	3,366	48%

Loss from operations	(1,167)	(2,149)	(982)	84%
Interest expense, net	(37)	(9)	(28)	(76%)
Other income, net	91	27	64	(70%)

Loss before provision for income taxes	(1,113)	(2,131)	(1,018)	91%
Provision for income taxes	42	106	64	152%

Net loss	$(1,155)	$(2,237)	(1,082)	94%

Revenue

Our revenue increased by $3.5 million, or 35%, to $13.4 million during the three months ended April 30, 2012 from $9.9 million during the three months ended April 30, 2011. This increase was primarily due to increased consumer demand for multi-screen video services from both new and existing customers, resulting in higher overall sales volume of our IP video processing and distribution solution. We also continued to focus on investment in our sales organization worldwide and believe that our future revenue will continue to be impacted by consumer demand for multi-screen video services, which in turn impacts the level of capital expenditures by our target end customers looking to upgrade their IP video processing and distribution capabilities to enable the delivery of these video services to consumers.

Cost of Revenue and Gross Profit

Cost of revenue increased by $1.1 million, or 28%, to $5.1 million during the three months ended April 30, 2012 from $4.0 million during the three months ended April 30, 2011, primarily as a result of increased unit volume during the three months ended April 30, 2012 compared to the same prior year period in order to meet increasing demand for our solution.

Gross profit percentage increased from 60% during the three months ended April 30, 2011 to 62% during the three months ended April 30, 2012. Our gross profit percentage increased during the three months ended April 30, 2012 primarily due to an increase in sales of our higher margin software-only products and also, as a result of increased unit sales volume, while certain manufacturing and other fixed costs remained relatively consistent across these periods.

Operating Expenses

Our operating expenses increased by $3.4 million, or 48%, to $10.4 million during the three months ended April 30, 2012 from $7.1 million during the three months ended April 30, 2011.

Research and Development Expenses

Research and development expenses increased by $0.5 million, or 33%, to $2.0 million during the three months ended April 30, 2012 from $1.5 million during the three months ended April 30, 2011. Research and development expenses increased primarily due to an increase of $0.5 million in personnel-related expenses for additional engineering contractors to supplement and support existing headcount for certain research and development activities. Research and development expenses as a percentage of revenue remained constant at 15% and are presented net of French research tax credits, which amounted to $0.3 million and $0.3 million for the three months ended April 30, 2011 and 2012, respectively. We intend to continue to devote substantial resources to the development of additional functionality for our existing products and the development of new ones.

Sales and Marketing Expenses

Sales and marketing expenses increased by $2.3 million, or 68%, to $5.7 million during the three months ended April 30, 2012 from $3.4 million during the three months ended April 30, 2011, primarily as a result of an increase of $0.8 million in personnel-related expenses, $0.3 million in commissions and bonuses associated with increased sales and headcount, $0.4 million in travel expenses related to increase in sales and marketing personnel and $0.1 million in marketing expenses to increase our brand awareness and global footprint through tradeshows, enhancing web and social media presence and participation in co-marketing campaigns. In addition, consulting costs increased by $0.3 million as we added additional sales resources worldwide. Depreciation and amortization also increased by $0.2 million due to demo pool inventory expansion and additional equipment purchased to support increased headcount.

General and Administrative Expenses

General and administrative expenses increased by $0.6 million, or 26%, to $2.7 million during the three months ended April 30, 2012 from $2.1 million during the three months ended April 30, 2011, due to an increase of $0.1 million in professional services related to our use of outside consultants to augment existing finance and accounting resources and assist in related administrative activities. In addition, other taxes increased by $0.1 million as a result of a sales and use tax audit and an increase in our franchise tax from issuing additional shares. Travel expenses also increased by $0.1 million due to increased travel prior to and after the initial public offering. Now that we are a publicly traded company, we expect to incur significant additional accounting and legal costs related to compliance with rules and regulations enacted by the SEC, including the additional costs of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act, as well as additional insurance, investor relations and other costs associated with being a public company.

Interest Expense, net

Interest expense, net, decreased by $28,000, or 76%, to expense of $9,000 during the three months ended April 30, 2012 from $37,000 during the three months ended April 30, 2011. The decrease was primarily due to the offset of interest expense with interest income generated from the investment account we established using existing cash during the three months ended April 30, 2012.

Other Income, net

Other income, net, decreased by $64,000 from $91,000 during the three months ended April 30, 2011 to $27,000 during the three months ended April 30, 2012. This change was primarily due to a $109,000 decrease in our foreign currency gain, slightly offset by a $49,000 change in the fair value of our convertible preferred stock warrants for the three months ended April 30, 2012 compared to the same prior year period.

Liquidity and Capital Resources

On April 24, 2012, the Company sold 6,500,000 shares of common stock at a price to the public of $9.00 per share in an initial public offering (“IPO”). The shares began trading on the NASDAQ Global Market on April 25, 2012. The $54.4 million in proceeds from the IPO, net of underwriters’ discounts and commissions, but before deducting offering-related expenses payable by the Company of $5.8 million, were received on April 30, 2012, which was the closing date of the IPO. Immediately prior to the closing of the offering, all outstanding shares of convertible preferred stock converted into common stock on a one-for-one basis and we have blank check preferred stock authorized. The convertible preferred stock converted into 6,988,120 shares of common stock and 1,006,206 shares of Series 1 common stock and 12,909,470 shares of Series 2 common stock converted into one class of common stock. In addition to the 6,500,000 shares of common stock sold in the IPO, existing stockholders of the Company also sold 1,255,000 shares of common stock in the IPO. The shares sold by the selling stockholders consisted of 503,496 shares of convertible preferred stock and 751,504 shares of Series 1 and Series 2 common stock, which were converted to common stock immediately prior to the closing of the IPO.

Prior to the IPO, we funded our operations primarily with proceeds from issuances of convertible preferred stock and borrowings under our credit facilities. We have raised an aggregate of $95.1 million, net of issuance cost, from the sale of our convertible preferred stock, including the conversion of convertible promissory notes. We have also funded purchases of equipment and other general corporate services with proceeds from our borrowings under our credit facilities. We believe that our existing cash and cash equivalents as of April 30, 2012 will be sufficient to fund our operations and capital expenditures for at least the next 12 months. However, management may in the future elect to finance operations by utilizing our credit facilities or selling equity securities. If additional funding is required, there can be no assurance that additional funds will be available to us on acceptable terms on a timely basis, if at all, or that we will generate sufficient cash from operations to adequately fund our operating needs or sustain profitability. If we are unable to raise additional capital or generate sufficient cash from operations to adequately fund our operations, we will need to curtail planned activities to reduce costs. Doing so will likely have an unfavorable effect on our ability to execute on our business plan.

Cash Flows

The following summary of our cash flows for the periods indicated and has been derived from our financial statements which are included elsewhere in this Quarterly Report on Form 10-Q (in thousands):

	Three Months Ended April 30,
	2011	2012
Cash used in operating activities	$(3,318)	$(5,176)
Cash used in investing activities	(821)	(4,275)
Cash provided by financing activities	1,627	54,087

Cash Flows from Operating Activities

Our primary uses of cash from operating activities have been for personnel costs, purchases of inventory and costs related to our facilities. In the past, we experienced negative cash flows from operating activities as we expanded our business and generated operating losses. Our cash flows from operating activities will continue to be affected principally by our working capital requirements and the extent to which we increase spending on personnel and sales and marketing activities as our business grows.

Cash used in operating activities of $5.2 million during the three months ended April 30, 2012 reflected a net loss of $2.2 million, non-cash charges of $0.6 million for depreciation and amortization and $0.7 million for stock-based compensation. Our net operating liabilities, excluding cash and cash equivalents, decreased from $8.2 million as of January 31, 2012 to $6.2 million as of April 30, 2012. The decrease in net operating liabilities was primarily due to a decrease of $3.1 million for deferred revenue and $1.1 million for accounts payable and accrued liabilities, partially offset by a decrease of $1.3 million for deferred inventory costs and an increase of $1.0 million for accounts receivable. Deferred revenue and deferred inventory costs decreased during the three months ended April 30, 2012 primarily due to timing of revenue recognition as previous deferred transactions were recognized during the current period and a majority of new revenue transactions are now subject to the new revenue recognition rules adopted during our fiscal year 2012, and accordingly, are less likely to be subject to full deferral. The increase in accounts receivable was primarily the result of our increased consumer demand for multi-screen video services for both new and existing customers, resulting in higher overall sales volume of our IP video processing and distribution solution.

Cash Flows from Investing Activities

During the three months ended April 30, 2012, our investing activities consisted of a $3.3 million investment in commercial paper and corporate bonds in accordance with guidelines set forth in our investment policy and capital expenditures amounting to $1.0 million primarily for the purchase of equipment. We did not make any short-term investments during the three months ended April 30, 2011.

Cash Flows from Financing Activities

During the three months ended April 30, 2012, we received aggregate proceeds of approximately $54.4 million from our IPO, net of underwriters’ discounts and commissions, but before deduction of offering expenses of $5.8 million. Immediately prior to the closing of the IPO, all shares of our outstanding convertible preferred stock automatically converted into 6,988,120 shares of common stock, and outstanding warrants to purchase 36,000 shares of convertible preferred stock at $12.50 per share remain outstanding and were contractually adjusted immediately prior to the closing of the IPO to purchase 36,000 shares of common stock at $12.50 per share. As of April 30, 2012, we had 26,912,728 shares of common stock issued and outstanding.

Prior to our IPO, we financed our operations primarily with proceeds from issuances of convertible preferred stock and borrowings under our credit facilities.

Off-Balance Sheet Arrangements

As of April 30, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of April 30, 2012:

	Payments Due by Period
Contractual Obligations:	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Operating lease obligations	$854	$1,753	$—	$—	$2,607
Line of credit	1,000	—	—	—	1,000

	$1,854	$1,753	$—	$—	$3,607

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Risk

Most of our sales are denominated in U.S. dollars, and therefore, our revenues are not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro relative to the U.S. dollar. We have a large research and development facility in France and pay our employees located in France in Euros. To date, we have not entered into any hedging contracts. During the three months ended April 30, 2012, a 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our expenses are denominated would have had an estimated impact of approximately $0.3 million on our financial position and results of operations.

Interest Rate Sensitivity

We had cash and cash equivalents of $72.0 million as of April 30, 2012. Our cash and cash equivalents are held primarily in cash deposits and money market funds. We hold our cash and cash equivalents for working capital purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. During the three months ended April 30, 2012, a 10% appreciation or depreciation in overall interest rates would not have had a material impact on our interest income.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of April 30, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended April 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in various legal proceedings arising from the normal course of business activities. We are not currently a party to any material legal proceedings.

ITEM 1A. RISK FACTORS

If any of the following risks actually occurs, our business, financial condition and results of operations could be harmed. In that case, the trading price of our common stock could decline and you might lose all or part of your investment in our common stock. The risks and uncertainties described below are not the only ones we face. You should also refer to the other information set forth in this Form 10-Q, including our consolidated financial statements and the related notes. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

We depend on the capital spending of telecommunications, cable and satellite service providers, as well as broadcast, media and Internet content providers for a substantial majority of our revenue and any material decrease or delay in capital spending in these industries would negatively impact our operating results, financial condition and cash flows.

A substantial majority of our historical revenue has been derived from sales to telecommunications, cable and satellite service providers, as well as, more recently, the emerging broadcast, media and Internet content providers. We expect that revenue from all of these markets will constitute a substantial majority of our revenue for the foreseeable future. Because many of our customers in these markets purchase our products in connection with constructing and upgrading their architecture and systems, demand for our products will depend on the magnitude and timing of capital spending by our customers.

Our customers’ capital spending patterns are dependent on a variety of factors, including:

•	the impact of industry consolidation;

•	overall demand for communications services and consumer acceptance of new video and data services;

•	competitive pressures, including pricing pressures;

•	access to financing;

•	general economic conditions;

•	annual capital spending budget cycles of each of the industries that our customers serve;

•	federal, local and foreign government regulation of telecommunications and television broadcasting;

•	evolving industry standards and network architectures; and

•	discretionary consumer spending patterns.

In the past, specific factors contributing to reduced capital spending by our customers have included:

•	delays in the evaluation of new services, standards and system architectures by many operators;

•	emphasis by operators on generating revenue from existing customers, rather than from new customers through new construction or network upgrades;

•	a reduction in the amount of capital available to finance projects;

•	proposed and completed business combinations and divestitures by our customers and the length of regulatory review thereof; and

•	bankruptcies and financial restructuring of customers.

Further, we have a number of international customers to whom sales are denominated in U.S. dollars. The value of the U.S. dollar fluctuates significantly against many foreign currencies, which includes the local currencies of many of our international customers. If the U.S. dollar appreciates relative to the local currencies of our customers, then the prices of our products correspondingly increase for such customers. Such an effect could adversely impact the sale of our products to such customers and result in longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition in the affected countries. Further, if the U.S. dollar were to weaken against many major currencies, there can be no assurance that a weaker dollar would lead to growth in capital spending.

As a result of these capital spending issues, we may not be able to maintain or increase our revenue in the future, and our operating results, financial condition and cash flows could be materially and adversely affected.

We have incurred significant losses since inception and may continue to incur losses in the future.

We have incurred significant losses since our inception, including net losses of $1.6 million, $1.2 million and $2.2 million during the three months ended April 30, 2010, 2011 and 2012, respectively. As of April 30, 2012, we had an accumulated deficit of $81.1 million. These losses have resulted principally from costs incurred in our research and development programs and sales and marketing programs. Although we were profitable for fiscal 2012, we may incur operating losses for at least the foreseeable future as a result of the expenses associated with the continued development and expansion of our business, including expenditures to hire additional sales and marketing personnel. Additionally, now that we are a public company, we expect that our general and administrative expenses will increase due to the additional operational and reporting costs associated with being a public company. We may also increase our research and development expenses. Our ability to sustain profitability in the future will be affected by, among other things, our ability to execute on our business strategy, the continued acceptance of our products, the timing and size of customer orders, the average sales prices of our products, the costs of our products, and the extent to which we invest in our sales and marketing, research and development, and general and administrative resources. If we are unable to sustain or increase our profitability, our business could be harmed and our stock price could decline.

We rely on systems integrators, who serve as our channel partners, for a significant portion of our revenue, and disruptions to, or our failure to develop and manage, our relationships with these channel partners and the processes and procedures that support them could materially and adversely affect our business.

We generate a significant portion of our revenue through sales to channel partners, principally to assist us with the integration of our software-based solution with other third-party products to provide a tailored solution for the end-customer. Our aggregate revenue through sales to channel partners was $5.9 million and $9.8 million during the three months ended April 30, 2011 and 2012, respectively. We expect that these sales to channel partners will continue to generate a significant percentage of our revenue in the future. Accordingly, our future success is highly dependent upon establishing and maintaining successful relationships with a variety of channel partners.

We do not have long-term contracts or minimum purchase commitments with any of our channel partners, and our contracts with these parties do not prohibit them from purchasing or offering products or services that compete with ours. Some of our competitors may have stronger relationships with certain of our channel partners than we do, and may also provide incentives to these customers to persuade them to favor our competitors’ products or, in effect, to prevent or reduce sales of our products. Our channel partners may independently choose not to purchase or offer our products. Many of our channel partners are small, are based in a variety of international locations and may have relatively unsophisticated processes and limited financial resources to conduct their business. Any significant disruption to our sales to these channel partners, including as a result of the inability or unwillingness of these channel partners to continue purchasing our products, or their failure to properly manage their business with respect to the purchase of and payment for our products, could materially and adversely impact our business, operating results, financial condition and cash flows. Establishing relationships with new channel partners and training them in our solution requires significant time and resources. Our failure to continue to establish or maintain successful relationships with channel partners could likewise materially and adversely affect our operating results, financial condition and cash flows.

Our sales cycles can be long and unpredictable. As a result, our sales are difficult to predict and may vary substantially from quarter to quarter, which may cause our operating results to fluctuate significantly.

The timing of our sales is difficult to predict. Our sales efforts involve educating our customers about the use and benefits of our software-based solution, including the technical capabilities of our products and the potential cost savings achievable by organizations deploying our software-based solution. Customers, particularly in the cable, satellite and telecommunications industries, typically undertake a significant evaluation process, which frequently involves not only our products but also those of our competitors and can result in a lengthy sales cycle. We spend substantial time, effort and money on our sales efforts without any assurance that such efforts will produce any sales. In addition, purchases of our products are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. The length of a customer’s deployment period may directly affect the timing of any subsequent purchase of additional products by that customer. In addition, once we deliver our software-based solution to our customers, we may not be able to recognize revenue for the sale until the customer completes its acceptance procedures. If sales expected from a specific customer for a particular quarter are not realized or completed in that quarter or at all, our operating results, financial condition and cash flows could be materially and adversely affected.

Our operating results are likely to fluctuate significantly and may fail to meet or exceed the expectations of securities analysts or investors, causing our stock price to decline.

Our operating results have fluctuated in the past and are likely to continue to fluctuate in the future, on an annual and a quarterly basis, as a result of several factors, many of which are outside of our control. Some of the factors that may cause these fluctuations include:

•	the level and timing of capital spending of our customers, both in the United States and in foreign markets, due in part to access to financing, including credit, for capital spending;

•	economic and financial conditions specific to the telecommunications, cable and satellite service providers, as well as broadcast, media and Internet content providers;

•	changes in market demand for our products or our customers’ services or products;

•	the timing and amount of orders, especially from significant customers;

•	increases and decreases in the number and size of relatively larger transactions, and projects in which we are involved, from quarter to quarter;

•	the timing of revenue recognition with respect to certain of our sales arrangements, which may include multiple deliverables and timing of customer acceptance;

•	the impact of seasonality in our business, particularly in the first quarter of each fiscal year;

•	the timing of completion of our customers’ projects;

•	competitive market conditions, including pricing actions by our competitors;

•	the level and mix of our international revenue;

•	new product introductions by our competitors or by us;

•	changes in domestic and international regulatory environments affecting our business;

•	market acceptance of our new or existing products;

•	the impact of new revenue recognition accounting standards;

•	the evaluation of new services, new standards and system architectures by our customers;

•	the cost and availability to us of components and subassemblies;

•	the mix of our customer base, by industry and size, and sales channels;

•	the mix of our products sold and the effect it has on gross margins;

•	changes in our operating and extraordinary expenses, such as litigation expenses and settlement costs;

•	write-downs of inventory and investments;

•	the impact of applicable accounting guidance that requires us to record the fair value of stock options, restricted stock units and employee stock purchase plan awards as compensation expense;

•

changes in our effective tax rate, including as a result of changes in our valuation allowance against our deferred tax assets, changes in our effective state tax rates, including as a result of apportionment, and changes in our mix of domestic versus international revenue, as well as proposed amended tax rules related to the deferral of foreign earnings and compliance with foreign tax rules;

•

the impact of applicable accounting guidance on accounting for uncertainty in income taxes that requires us to establish reserves for uncertain tax positions and accrue potential tax penalties and interest;

•	the timing of any acquisitions and the financial impact of any such acquisitions;

•

the impact of applicable accounting guidance on business combinations that requires us to record charges for certain acquisition-related costs and expenses and generally to expense restructuring costs associated with a business combination subsequent to the acquisition date; and

•	general economic conditions.

We often recognize a substantial portion of our quarterly revenue in the last month of the quarter. We establish our expenditure levels for product development and other operating expenses based on projected revenue levels for a specified period, and expenses are relatively fixed in the short term. Accordingly, even small variations in timing of revenue or revenue recognition, particularly with respect to large individual transactions, can cause significant fluctuations in operating results in a particular quarter.

As a result of these factors and other factors, our operating results in one or more future periods may fail to meet or exceed the expectations of securities analysts or investors. In that event, the trading price of our common stock would likely decline.

We need to develop and introduce new and enhanced products in a timely manner to meet the needs of our customers and to remain competitive.

All of the markets we address are characterized by continuing technological advancement, changes in customer requirements and evolving industry standards. To compete successfully, we must continually design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance and reliability and meet our customers’ changing needs. However, we may not be successful in those efforts if, among other things, our products:

•	are not cost effective;

•	are not brought to market in a timely manner;

•	are not in accordance with evolving industry standards and architectures;

•	fail to meet market acceptance or customer requirements; or

•	are ahead of market demand.

Our encoding products are based on industry video compression standards, which can change rapidly. For example, encoding products based on the MPEG-2 compression standards are being increasingly replaced by encoding products based on newer standards, such as MPEG-4 AVC/H.264, that have been recently adopted and provide significantly greater compression efficiency, thereby making more bandwidth available to operators. The availability of more bandwidth is particularly important to those operators seeking to launch, or expand, HDTV services. We have developed and launched products, including HD encoders, based on these new standards in order to remain competitive, and are continuing to devote considerable resources to these efforts. As industry standards continue to evolve, however, we must continue to devote significant resources to address these evolving standards. Our efforts to address these evolving standards may not be successful in the future, or at all, and we may be unable to compete effectively in our target markets when new industry standards are established.

In order to successfully develop and market certain of our planned products, we may be required to enter into technology development or licensing agreements with third parties. We cannot provide assurance that we will be able to enter into any necessary technology development or licensing agreements on reasonable terms, or at all, or that all of our existing technology license agreements will remain in place.

If we fail to develop and market new and enhanced products in a timely manner, our operating results, financial condition and cash flows could be materially and adversely affected.

The average sales prices of our products may decrease.

The average sales prices for our products may decline for a variety of reasons, including competitive pricing pressures, a change in our mix of products, anticipation of the introduction of new products or promotional programs. The markets in which we compete are highly competitive and we expect this competition to increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse product offerings may reduce the price of products that compete with ours in order to promote the sale of other products or may bundle them with other products. For example, some of our large competitors who provide systems integration may offer video headends at very low prices or on a bundled basis. Furthermore, average sales prices for our products may decrease over product life cycles. A decline in our average sales prices in excess of our expectations may harm our operating results, financial condition and cash flows.

We expect gross margin to vary over time, and our level of gross margin may not be sustainable.

Our level of gross margin may not be sustainable and may be adversely affected by numerous factors, including:

•	changes in customer or product and service mix;

•	introduction of new products;

•	our ability to reduce production costs;

•	increases in material or labor costs;

•	excess inventory, inventory holding charges and obsolescence charges;

•	the timing of revenue recognition and revenue deferrals;

•	changes in our distribution channels or arrangements with our channel sales partners;

•	level of competition;

•	increased warranty costs; and

•	inbound shipping charges.

As a result of any of these factors, or other factors, our gross margin may be adversely affected, which in turn would harm our operating results.

Our customer base is concentrated, and we are regularly involved in relatively large transactions. The loss of one or more of our key customers, or a failure to diversify our customer base, as well as a decrease in the number of such larger transactions, could harm our business.

Historically, a majority of our revenue has been derived from relatively few customers. Sales to our ten largest customers during the three months ended April 30, 2012 together accounted for approximately 61% of our total revenue. During the three months ended April 30, 2012, sales to one large channel partner accounted for 18% of our total revenue. During the three months ended April 30, 2011, sales to another channel partner and one direct customer, accounted for 18% and 16% of our total revenue, respectively. We expect to see continuing industry consolidation and customer concentration. At the same time, we are currently targeting large customer accounts, which if successful, could increase our concentration risk on an even smaller group of customers. Even if we are successful in selling a large volume of products to these large potential customers, we may not be able to continue to sell such large volumes to these customers, which could cause our operating results to fluctuate significantly and decline.

Additionally, we do not enter into long-term contracts or purchase commitments with our customers, and we have no contractual arrangements for future sales of our products to existing customers. We sell our solution by entering into purchase orders with our customers. The loss of one or more of our significant customers, any material reduction in orders by any significant customer, or our failure to qualify our new products with a significant customer could materially and adversely affect our operating results, financial condition and cash flows. In addition, we are involved in most quarters in one or more large individual transactions, including, from time to time, projects in which we act similar to a systems integrator. A decrease in the number of larger individual transactions in which we are involved in any quarter could adversely affect our operating results for that quarter.

We rely on a single third party to manufacture our products, and depend on it for the supply and quality of our products.

We outsource the manufacturing of our products to a single manufacturer, FutureQuest Incorporated, and are, therefore, subject to the risk that our third-party manufacturer does not provide our customers with the quality and performance that they expect from our products. Our manufacturer may not view fulfilling our orders a priority in the event it is constrained in its ability to fulfill all of its customer obligations in a timely manner. In addition, if we need to increase our manufacturing capacity beyond what our current manufacturer is able to provide, we may not be able to meet customer demand on a timely basis. If we are required, or we desire, to replace our manufacturer or add an additional manufacturer, we may need to expend a considerable amount of resources, time and money to locate another manufacturer, and as a result, we may experience a delay in our ability to meet customer demand during the transition process. We place manufacturing orders on a purchase order basis under the terms of a master agreement with our manufacturer. This agreement is limited to an initial term of one year, with an automatic renewal feature for additional one-year terms unless either party requests in writing at least 90 days prior to the end of the term not to renew the agreement. In addition, our manufacturer may terminate this agreement for any reason by providing us 120-days notice of termination. If we are unable to fulfill customer demand, we may lose revenue opportunities and our reputation could suffer. In addition, we must also predict the number of products that we will require. If we underestimate our requirements, our manufacturer may have inadequate materials and components required to produce our products. This could result in an interruption of the manufacturing of our products, delays in shipments and deferral or loss of revenue. Quality or performance failures of our products or changes in our manufacturer’s financial or business condition could disrupt our ability to supply quality products to our customers and thereby have a material and adverse effect on our operating results, financial condition and cash flows.

We use several key components and subassemblies in our products that are supplied from a single source or a limited number of sources. The loss of any of these suppliers may cause us to incur additional transition costs, result in delays in the manufacturing and delivery of our products, or cause us to carry excess or obsolete inventory and could cause us to redesign our products.

While supplies of our components are generally available from a variety of sources, we currently depend on a single source or limited number of sources for several components for our products. We have also entered into license agreements with some of our suppliers for technologies that are used in our products, and the termination of these licenses, which can generally be done on relatively short notice without penalty, could have a material adverse effect on our business. If we lost any of these suppliers and licensors, we could be required to transition to a new supplier or licensor, which could increase our costs, result in delays in the manufacturing and delivery of our products or cause us to carry excess or obsolete inventory, and we could be required to redesign our hardware and software in order to incorporate components or technologies from alternative sources.

In addition, even for certain components for which there are multiple sources, we are subject to potential price increases and limited availability due to market demand for such components. An increase in demand for components and subassemblies that we use could cause shortages of these parts and cause an increase in the costs of these parts. If such shortages or price increases occur in the future, our business would be adversely affected. We carry very little inventory of our products, and we and our manufacturer rely on our suppliers to deliver necessary components in a timely manner. We and our manufacturer rely on purchase orders rather than long-term contracts with these suppliers, and as a result, even if available, we or our manufacturer may not be able to secure sufficient components at reasonable prices or of acceptable quality to build products in a timely manner and, therefore, may not be able to meet customer demands for our products, which could have a material and adverse effect on our operating results, financial condition and cash flows.

Our products include third-party technology and intellectual property, and our inability to use that technology in the future could harm our business.

We incorporate certain third-party technologies, including software programs, into our products, and intend to utilize additional third-party technologies in the future. Licenses to relevant third-party technologies or updates to those technologies may not continue to be available to us on commercially reasonable terms, or at all. In addition, the technologies that we license may not operate properly or as specified, and we may not be able to secure alternatives in a timely manner, either of which could harm our business. We could face delays in product releases until alternative technology can be identified, licensed or developed, and integrated into our products, and we may not be able to do so at all. These delays, or a failure to secure or develop adequate technology, could materially and adversely affect our operating results, financial condition and cash flows.

We may engage in future acquisitions that could disrupt our business, cause dilution to our stockholders and materially and adversely affect our operating results, financial condition and cash flows.

In the future we may acquire other businesses, products or technologies. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, or such acquisitions may be viewed negatively by customers, financial markets or investors. We may also face additional challenges because acquisitions entail numerous risks, including:

•	difficulties in the integration of acquired operations, technologies and/or products;

•	unanticipated costs associated with the acquisition transaction;

•	the diversion of management’s attention from the regular operations of the business and the challenges of managing larger and more widespread operations;

•	adverse effects on new and existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited prior experience;

•	the potential loss of key employees of acquired businesses; and

•	delays in realizing or failure to realize the anticipated benefits of an acquisition.

Competition within our industry for acquisitions of businesses, technologies, assets and product lines has been, and may in the future continue to be, intense. As such, even if we are able to identify an acquisition that we would like to consummate, we may not be able to complete the acquisition on commercially reasonable terms or because the target is acquired by another company. Furthermore, in the event that we are able to identify and consummate any future acquisitions, we could:

•	issue equity securities, which would dilute current stockholders’ percentage ownership;

•	incur substantial debt;

•	incur significant acquisition-related expenses;

•	assume contingent liabilities; or

•	expend significant cash.

We or our customers may face intellectual property infringement and other claims from third parties.

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, leading companies in the telecommunications industry have extensive patent portfolios. From time to time, third parties may assert in the future, patent, copyright, trademark and other intellectual property rights against us or our customers. Our suppliers and their customers, including us, may have similar claims asserted against them. Any future intellectual property litigation, regardless of its outcome, could result in substantial expense and significant diversion of the efforts of our management and technical personnel. An adverse determination in any such proceeding could subject us to significant liabilities, temporary or permanent injunctions, or require us to seek licenses from third parties or pay royalties that may be substantial. Furthermore, necessary licenses may not be available on terms satisfactory to us, or at all. An unfavorable outcome on any such litigation matter could require that we pay substantial damages or ongoing royalty payments or could prohibit us from selling certain of our products. Any such outcome could have a material adverse effect on our operating results, financial condition and cash flows.

Our suppliers and customers may have intellectual property claims relating to our products asserted against them. We have agreed to indemnify some of our suppliers and customers for patent infringement relating to our products. The scope of this indemnity varies, but, in some instances, includes indemnification for damages and expenses, including reasonable attorney’s fees, incurred by the supplier or customer in connection with such claims. If a supplier or customer seeks to enforce a claim for indemnification against us, we could incur significant costs defending against the underlying claim. An adverse determination in such a proceeding could subject us to significant liabilities.

If we are unable to protect our intellectual property rights, our competitive position could be harmed or we could be required to incur significant expenses to enforce our rights.

We depend on our ability to protect our proprietary technology. We protect our proprietary information and technology through licensing agreements, nondisclosure agreements and other contractual provisions, as well as through patent, trademark, copyright and trade secret laws in the United States and similar laws in other countries. These protections may not be available in all cases or may be inadequate to prevent our competitors from copying, reverse engineering or otherwise obtaining and using our technology, proprietary rights or products. In addition, third parties may seek to challenge, invalidate or circumvent our patents, trademarks, copyrights and trade secrets, or applications for any of the foregoing. Our competitors may independently develop technologies that are substantially equivalent, or superior, to our technology or design around our proprietary rights. In each case, our ability to compete could be significantly impaired.

We also rely on customary contractual protections with our customers, suppliers, distributors, employees and consultants, and we implement security measures to protect our trade secrets. We cannot assure you that these contractual protections and security measures will not be breached, that we will have adequate remedies for any such breach or that our suppliers, employees or consultants will not assert rights to intellectual property arising out of such contracts.

In addition, our proprietary rights may not be adequately protected because the laws of other countries in which we market our products may offer little or no protection for our proprietary technologies.

To prevent substantial unauthorized use of our intellectual property rights, it may be necessary to prosecute actions for infringement or misappropriation of our proprietary rights against third parties. Any such action could result in significant costs and diversion of our resources and management’s attention, and there can be no assurance that we will be successful in such action. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights than we. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing or misappropriating our intellectual property.

We have a limited patent portfolio. While we plan to protect our intellectual property with, among other things, patent protection, there can be no assurance that:

•	current or future U.S. or future foreign patent applications will be approved;

•	our issued patents will protect our intellectual property and not be held invalid or unenforceable if challenged by third parties;

•	we will succeed in protecting our technology adequately in all key jurisdictions in which we or our competitors operate;

•	the patents of others will not have an adverse effect on our ability to do business; or

•	others will not independently develop similar or competing products or methods or design around any patents that may be issued to us.

The failure to obtain patents with claims of a scope necessary to cover our technology, or the invalidation of our patents, or our inability to protect any of our intellectual property, may weaken our competitive position and may materially and adversely affect our operating results, financial condition and cash flows.

Our products incorporate complex technology and may contain defects or errors, which could negatively affect the performance of our solution and could harm our reputation and adversely affect our business.

Our products incorporate complex technology that must operate with a significant number and types of devices, which attempt to run new and complex applications in a variety of environments that utilize different communication industry standards. Our products have contained and may in the future contain defects or errors. In some cases, these defects or errors have delayed the introduction of our new products. Some errors in our products have only been discovered after a product has been installed and used by customers. These problems have in the past, and may in the future cause us to divert the attention of our engineering personnel from our development efforts and cause customer relations problems. We may also incur significant warranty and repair costs or be subject to liability claims for damages related to product errors or defects. While we carry insurance policies covering these types of liability claims, which we believe to be reasonable for the level of our business activity, these policies may not provide sufficient protection in the event of a liability claim. Moreover, errors in our products are most prevalent when new products are introduced into the market. Any errors or defects discovered in our products after commercial release could result in loss of revenue or delay in revenue recognition, loss of customers, damage to our brand and reputation, and increased service and warranty cost, any of which could materially and adversely affect our operating results, financial condition and cash flows.

We incorporate third-party hardware into our products which could cause errors or failures of our solution and damage our reputation.

We incorporate hardware purchased from third parties into our products. This hardware has in the past, and may in the future contain errors or defects, which in turn could result in errors or a failure of our solution. We may not learn of these hardware errors or defects until after we have shipped our solution to our customers. Errors or defects in the third-party hardware that we incorporate into our products could significantly damage our reputation, even though we did not cause these errors or defects, which could have a material and adverse effect on our operating results, financial condition and cash flows.

Our ability to sell our products is highly dependent on the quality of our support and service offerings, and our failure to offer high-quality support and services would harm our operating results and reputation.

Once our products are deployed within our customers’ networks, our customers depend on our support organization to resolve any issues relating to our products. A high level of support is critical for the successful marketing and sale of our products. If we or our channel partners do not effectively assist our customers in deploying our products, succeed in helping our customers quickly resolve post-deployment issues, and provide effective ongoing support, it would adversely affect our ability to sell our products to existing customers and would harm our reputation with potential customers. In addition, as we expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training and documentation in languages other than English. Any failure to maintain high-quality support and services could materially and adversely affect our operating results, financial condition and cash flows.

We are an “emerging growth company,” and may elect to comply with reduced public company reporting requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act enacted in April 2012, and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years, although, if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any July 31 before the end of that five-year period, we would cease to be an “emerging growth company” as of the following January 31. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the Jumpstart Our Business Startups Act, “emerging growth companies” can delay adopting new or revised accounting standards until such time as those standards apply to private companies. However, we have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies”.

We will incur significant increased costs as a result of operating as a public company, our management has limited experience managing a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company and particularly after we cease to be an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act and the Dodd-Frank Act of 2010, as well as rules subsequently implemented by the SEC and the Nasdaq Stock Market, or Nasdaq, impose a number of requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal, accounting and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

In addition, the Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. Our compliance with Section 404 of the Sarbanes-Oxley Act will require that we incur substantial accounting expense and expend significant management time on compliance-related issues.

We identified a material weakness in our internal control over financial reporting in connection with the audit of our consolidated financial statements for the fiscal year ended January 31, 2011, which we have since remediated. If we are unable to maintain effective internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected.

Although our management and independent registered public accounting firm were not required to perform an evaluation of our internal control over financial reporting as of January 31, 2011 or as of January 31, 2012 in accordance with the provisions of the Sarbanes-Oxley Act, our management did not identify any material weaknesses in our internal control over financial reporting in connection with the audit of our consolidated financial statements for the fiscal year ended January 31, 2012. However, in connection with the audit of our consolidated financial statements for the fiscal year ended January 31, 2011, our management and independent registered public accounting firm identified a material weakness in our internal control over financial reporting, which we have since remediated. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Had we or our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional control deficiencies may have been identified by management or our independent registered public accounting firm, and those control deficiencies could have also represented one or more material weaknesses. However, we have concluded that the material weakness identified in fiscal 2011 was successfully remediated as of January 31, 2012.

In connection with the audit of our consolidated financial statements for the fiscal year ended January 31, 2011, our management and independent registered public accounting firm identified a material weakness related to our ability to properly record certain revenue transactions in accordance with software revenue recognition guidance for the fiscal year ended January 31, 2011, which we have since remediated. This resulted in a more than remote likelihood that a material misstatement of our annual and interim financial statements would not be prevented or detected. As a result, audit adjustments to our financial statements were identified during the course of the audit. To remediate this material weakness, we hired additional finance and accounting personnel with the appropriate expertise and experience, and further developed and documented our accounting policies and financial reporting procedures around our revenue recognition practices for fiscal 2012. For example, we hired a new senior director of revenue, senior director of sales operations and an assistant controller to improve processes, establish internal controls and augment existing controls. In addition, we retained consultants to assist with our implementation of new revenue recognition accounting guidance related to multiple-element arrangements that we adopted as of February 1, 2011, and to advise us on making further improvements to our internal controls related to revenue recognition in the future. We cannot provide assurance that we have identified all, or that we will not in the future have additional, material weaknesses. Accordingly, material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting for purposes of our attestation required by reporting requirements under the Securities Exchange Act of 1934, or the Exchange Act, or Section 404 of the Sarbanes-Oxley Act after this offering. The standards required for a Section 404 assessment under the Sarbanes-Oxley Act will require us to implement additional corporate governance practices and adhere to a variety of reporting requirements. These stringent standards require that our audit committee be advised and regularly updated on management’s review of internal controls. Our management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that will be applicable to us as a public company. If we fail to staff our accounting and finance function adequately or maintain internal controls adequate to meet the demands that will be placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to report our financial results accurately or in a timely manner and our business and stock price may suffer. Furthermore, investor perceptions of our company may suffer, and this could cause a decline in the market price of our stock.

Irrespective of compliance with Section 404, any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation. If we are unable to implement these changes effectively or efficiently, it could materially and adversely affect our operations, financial reporting or financial results and could result in an adverse opinion on internal controls from our independent registered public accounting firm.

We have a limited operating history, which makes it difficult to predict our future operating results.

We were incorporated in January 2000 and began commercial shipments of our products in 2001. As a result of our limited operating history, it is very difficult to forecast our future operating results. We face challenges in our business and financial planning as a result of the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to more mature companies with longer operating histories. In addition, we typically sell our products on a purchase order basis, and not under long-term contracts, which means we do not have extended visibility into our future levels of revenue. These uncertainties make it difficult to predict our future operating results. If the assumptions we use to plan our business are incorrect or change in reaction to a change in our markets, our operating results, financial condition and cash flows could be materially and adversely affected.

We must increase market awareness of our software-based solution and develop and expand our sales channels, and if we are unsuccessful, our operating results, financial condition and cash flows could be materially and adversely affected.

We must improve the market awareness of our software-based solution and expand our relationships with our channel partners in order to increase our revenue. We intend to continue to add personnel and to expend resources in our sales and marketing functions as we focus on expanding awareness of our software-based solution. Further, we believe that we must continue to develop our relationships with new and existing channel partners to effectively and efficiently extend our geographic reach and market penetration. Our efforts to improve our sales could result in a material increase in our sales and marketing expense and general and administrative expense, and there can be no assurance that such efforts will be successful. If we are unable to significantly increase the awareness of our software-based solution, expand our relationships with channel partners, or effectively manage the costs associated with these efforts, our operating results, financial condition and cash flows could be materially and adversely affected.

We depend significantly on our international revenue and are subject to the risks associated with international operations, which may negatively affect our operating results.

Revenue derived from customers outside of the United States during the three months ended April 30, 2011 and 2012 represented 78% and 85% of our revenue, respectively. We expect that international revenue will continue to represent a similar substantial percentage of our revenue for the foreseeable future. Our international operations and our efforts to maintain and increase revenue in international markets are subject to a number of risks, which are generally greater with respect to emerging market countries, including the impact on our business and operating results of:

•	general economic conditions in international economies, which may adversely affect our customers’ capital spending;

•	changes in foreign government regulations and standards;

•	import and export license requirements, tariffs, taxes and other trade barriers;

•	fluctuations in currency exchange rates;

•	a significant reliance on distributors, resellers and other third parties to sell our products and solutions, particularly in emerging market countries;

•	difficulty in collecting accounts receivable, especially from smaller customers and resellers, particularly in emerging market countries;

•	compliance with the United States Foreign Corrupt Practices Act, or FCPA, and the Office of Foreign Asset Control regulations, particularly in emerging market countries;

•	the burden of complying with a wide variety of foreign laws, treaties and technical standards;

•	fulfilling “country of origin” requirements for our products for certain customers;

•	difficulty in staffing and managing foreign operations;

•	political and economic instability, including risks related to terrorist activity, particularly in emerging market countries;

•	changes in economic policies by foreign governments;

•	lack of basic infrastructure, particularly in emerging market countries;

•	availability of credit, particularly in emerging market countries; and

•	impact of the recent escalating social and political unrest, particularly in the Middle East.

In the past, certain of our international customers accumulated significant levels of debt and have undertaken reorganizations and financial restructurings, including bankruptcy proceedings. Even where these restructurings have been completed, in some cases these customers have not been in a position to purchase new equipment at levels we had seen in the past.

Furthermore, payment cycles for international customers are typically longer than those for customers in the United States. Unpredictable payment cycles could cause us to fail to meet or exceed the expectations of securities analysts and investors for any given period.

The effect of one or more of these international risks could have a material and adverse effect on our business, financial condition, results of operations and cash flows.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.

While our international revenue has typically been denominated in U.S. dollars, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in revenue or profitability from sales in that country. A portion of our overall expenses, primarily from our research and development facility in France, is denominated in Euros, which subjects us to increased foreign currency risk. We currently do not enter into hedging arrangements to minimize the impact of foreign currency fluctuations. Our exposure to foreign currency fluctuation may change over time as our business practices evolve and could have a material adverse impact on our financial condition and results of operations. Gains and losses on the conversion to U.S. dollars of accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in operating results.

Our use of, and reliance on, research and development resources in France may expose us to unanticipated costs or events.

We have a significant research and development center in France and, in recent years, have increased headcount and development activity at this facility. Our research and development efforts and other operations in France involve significant risks, including:

•	difficulty hiring and retaining appropriate engineering personnel due to competition for such limited resources;

•	a disruption in relations with our employees;

•	fluctuations in currency exchange rates between the Euro and the U.S. dollar; and

•	compliance with regulatory requirements, including local employment regulations and organized labor.

Difficulties resulting from the factors above and other risks related to our operations in France could expose us to increased expense, impair our development efforts and harm our competitive position.

If we do not appropriately manage any future growth, or are unable to improve our systems and processes, our operating results could be negatively affected.

Our future growth, if it occurs, could place significant demands on our management, infrastructure and other resources. We may need to increasingly rely on information technology systems, some of which we do not currently have significant experience in operating, to help manage critical functions. Some of our critical information technology systems are hosted by third parties, and we may have interruptions in our ability to access these systems in a timely manner, which could disrupt our business. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner, which could result in additional operating inefficiencies and could cause our costs to increase more than planned. If we do increase our operating expenses in anticipation of the growth of our business and this growth does not meet our expectations, our financial results may be negatively impacted. In addition, our systems and processes may not prevent or detect all errors, omissions or fraud. Our failure to improve our systems and processes, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to accurately forecast our revenue, expenses and earnings, or to prevent certain losses. Any future growth would add complexity to our organization and require effective coordination within our organization. Failure to manage any future growth effectively could result in increased costs and harm our business.

If demand for our products increases more quickly than we expect, we may be unable to meet our customers’ requirements.

If demand for our products increases, the difficulty of accurately forecasting our customers’ requirements and meeting these requirements will increase. Forecasting customers’ needs and effectively managing our supply chain is particularly difficult in connection with newer products. Our ability to meet customer demand depends significantly on the availability of components and other materials, as well as the ability of our contract manufacturers to scale their production. Furthermore, we purchase several key components and subassemblies used in the manufacture or integration of our products from sole or limited sources. Our ability to meet customer requirements depends in part on our ability to obtain sufficient volumes of these materials in a timely fashion. Increases in demand on our suppliers and subcontractors from other customers may cause sporadic shortages of certain components and products. In order to be able to respond to these issues, we may increase our inventories of certain components and products, particularly for our customers that order significant dollar amounts of our products, and expedited shipments of our products when necessary, which may increase our costs and could increase our risk of holding obsolete or excessive inventory. Nevertheless, we may be unable to respond to customer demand if it increases more quickly than we expect. If we fail to meet customers’ supply expectations, our revenue would be adversely affected and we may lose business, which could materially and adversely affect our operating results, financial condition and cash flows.

We are investing in engineering, sales, marketing, services and infrastructure, and these investments may achieve delayed or lower than expected benefits, which could harm our operating results, financial condition and cash flows.

We intend to continue to add personnel and other resources to our engineering, sales, marketing, services and infrastructure functions as we focus on developing new technologies, growing our market segment, capitalizing on existing or new market opportunities, increasing our market share, and enabling our business operations to meet anticipated demand. We are likely to recognize the costs associated with these investments earlier than some of the anticipated benefits, and the return on these investments may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our operating results, financial condition and cash flows could be materially and adversely affected.

Our reported financial results may be adversely affected by changes in accounting principles applicable to us.

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and other various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. In addition, the SEC has announced a multi-year plan that could ultimately lead to the use of International Financial Reporting Standards by U.S. issuers in their SEC filings. Any such change could have a significant effect on our reported financial results.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below market expectations, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, allowances for doubtful accounts, valuation of deferred inventory costs, useful lives of property and equipment, valuation of deferred tax assets, valuation of equity and liability instruments and stock-based compensation.

Our future capital needs are uncertain, and we may need to raise additional funds in the future.

We believe that our existing cash and cash equivalents, combined with the amounts available under our line of credit facility, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. We may, however, need to raise substantial additional capital to:

•	expand the commercialization of our products;

•	fund our operations;

•	continue our research and development;

•	defend, in litigation or otherwise, any claims that we infringe third-party patents or violate other intellectual property rights;

•	commercialize new products; and

•	acquire companies and in-license products or intellectual property.

Our future funding requirements will depend on many factors, including:

•	market acceptance of our products;

•	the cost of our research and development activities;

•	the cost of filing and prosecuting patent applications;

•	the cost of defending, in litigation or otherwise, any claims that we infringe third-party patents or violate other intellectual property rights;

•	the cost and timing of establishing additional sales, marketing and distribution capabilities;

•	the cost and timing of establishing additional technical support capabilities;

•	the effect of competing technological and market developments; and

•	the market for such funding requirements and overall economic conditions.

If we require additional funds in the future, such funds may not be available on acceptable terms, or at all.

We may require additional funds in the future and we may not be able to obtain such funds on acceptable terms, or at all. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or additional equity financing that we raise may contain terms that are not favorable to us or our stockholders. If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets, or delay, reduce the scope of or eliminate some or all of our development programs. We also may have to reduce marketing, customer support or other resources devoted to our products or cease operations. Any of these factors could materially and adversely affect our operating results, financial condition and cash flows.

If we are not successful in addressing management succession issues and attracting and retaining qualified personnel, our business and operating results could be materially and adversely affected.

Our future success will depend, to a significant extent, on the ability of our management to operate effectively, both individually and as a group. We must successfully manage transition and replacement issues that may result from the departure or retirement of members of our executive management, whether in the context of an acquisition or otherwise. Changes of management personnel in the future could cause disruption to our operations or customer relationships or a decline in our operating results.

We are also dependent on our ability to retain and motivate our existing highly qualified personnel, including Julien Signès, our President and Chief Executive Officer. These personnel may terminate employment with us at any time with no advance notice. The replacement of Mr. Signès likely would involve significant time and costs, and the loss of his services may significantly delay or prevent the achievement of our business objectives.

Competition for highly skilled personnel is frequently intense, especially in the locations where we have a substantial presence and need for highly-skilled personnel, including the San Francisco Bay Area and France. We may not be successful in attracting qualified personnel to fulfill our current or future needs. Competitors and others have in the past attempted, and are likely in the future to attempt, to recruit our employees. While our employees are required to sign standard agreements concerning confidentiality and ownership of inventions, we generally do not have employment contracts or non-competition agreements with any of our personnel. The loss of the services of any of our key personnel, the inability to attract or retain highly qualified personnel in the future or delays in hiring such personnel, particularly senior management and engineers and other technical personnel, could materially and adversely affect our operating results, financial condition and cash flows.

We are subject to import and export controls that could subject us to liability or impair our ability to compete in international markets.

Our products are subject to U.S. export controls, and may be exported outside the United States only with the required level of export license or through an export license exception, in most cases because we incorporate encryption technology into our products. In addition, various countries regulate the import of certain technology and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries. Changes in our products or changes in export and import regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the export or import of our products to certain countries altogether. Any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers internationally.

In addition, we may be subject to customs duties that could have a significant adverse impact on our operating results or, if we are able to pass on the related costs in any particular situation, would increase the cost of the related product to our customers. As a result, the future imposition of significant increases in the level of customs duties or the creation of import quotas on our products in Europe or in other jurisdictions, or any of the limitations on international sales described above, could have a material adverse effect on our business, operating results, financial condition and cash flows. Further, some of our customers in Europe have been, or are being, audited by local governmental authorities regarding the tariff classifications used for importation of our products. Import duties and tariffs vary by country and a different tariff classification for any of our products may result in higher duties or tariffs, which could have an adverse impact on our operating results and potentially increase the cost of the related products to our customers.

Our limited use of open source software could impose limitations on our ability to commercialize our products.

Our products contain software modules licensed for use from third-party authors under open source licenses, including the GNU Public License, the GNU Lesser Public License, the Apache License and others. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use. If we combine our proprietary software with open source software in a certain manner, we could, under certain of the open source licenses, be required to release the source code of our proprietary software to the public. This could allow our competitors to create similar products with lower development effort and in less time and ultimately could result in a loss of product sales for us.

Although we monitor our use of open source closely, it is possible our past, present or future use of open source has triggered or may trigger the foregoing requirements. Furthermore, the terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. In such event, we could be required to seek licenses from third parties in order to continue offering our products, to re-engineer our products or to discontinue the sale of our products in the event re-engineering cannot be accomplished on a timely basis, any of which could materially and adversely affect our operating results, financial condition and cash flows.

We could be required to provide the source code of our products to our customers.

Some of our customers have the right to require the source code of our products to be deposited into a source code escrow. Under certain circumstances, our source code could be released to our customers. The conditions triggering the release of our source code vary by customer, but include, among other things, breach of the applicable customer agreement, failure to provide required product support or maintenance, or if we are subject to a bankruptcy proceeding or otherwise fail to carry on our business in the ordinary course. A release of our source code would give our customers access to our trade secrets and other proprietary and confidential information.

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382 of the Internal Revenue Code. Our net operating losses may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of the NOLs.

Changes in our provision for income taxes or adverse outcomes resulting from examination of our income tax returns could materially and adversely affect our operating results, financial condition and cash flows.

Our provision for income taxes is subject to volatility and could be adversely affected by the following:

•	earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates;

•	changes in the valuation of our deferred tax assets and liabilities;

•	expiration of, or lapses in, the research and development tax credit laws;

•	transfer pricing adjustments;

•	tax effects of nondeductible compensation;

•	tax costs related to intercompany realignments;

•	changes in accounting principles; or

•

changes in tax laws and regulations, including possible changes to the taxation of earnings in the United States of our foreign subsidiaries, and the deductibility of expenses attributable to foreign income, or the foreign tax credit rules.

Significant judgment is required to determine the recognition and measurement attribute prescribed in the accounting guidance for uncertainty in income taxes. The accounting guidance for uncertainty in income taxes applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes or additional paid-in capital. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. The outcomes from these examinations may have a material and adverse effect on our operating results, financial condition and cash flows.

Our business is subject to the risks of earthquakes, fire and other natural catastrophic events.

Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. We also have significant research and development activities in France and facilities in Asia, regions that have experienced fires, floods and other natural disasters. Our customers and suppliers may also experience a disruption in their business as a result of natural disasters, which could negatively impact our business. A significant natural disaster, such as an earthquake, flood or fire, occurring at our headquarters, our other facilities or where our channel partners, suppliers or customers are located, could have a material and adverse effect on our operating results, financial condition and cash flows.

Man-made problems such as computer viruses, terrorism or electrical blackouts may disrupt our operations and could adversely affect our operating results, financial condition and cash flows.

Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. Any such event could have a material adverse effect on our business, operating results, and financial condition. Efforts to limit the ability of third parties to disrupt the operations of the Internet or undermine our own security efforts may be ineffective. In addition, the continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to the economies of the United States and other countries and create further uncertainties or otherwise materially harm our business, operating results, and financial condition. Likewise, events such as widespread electrical blackouts could have similar negative impacts. To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders, our research and development efforts or the deployment, manufacture or shipment of our products, our operating results, financial condition and cash flows could be materially and adversely affected.

Risks Related to Our Industry

Our future growth depends on market acceptance of several broadband services, on the adoption of new broadband technologies and on several other broadband industry trends.

Future demand for many of our products will depend significantly on the growing market acceptance of, and demand for, emerging broadband services, including digital video, on-demand video services, HD video, IPTV, mobile video services and high-speed data services. The market demand for such emerging services is rapidly growing, with many de facto or proprietary systems in use, which increases the challenge of delivering interoperable products intended to address the requirements of such services.

The effective delivery of these services will depend, in part, on a variety of new network architectures, standards and equipment, such as:

•	video compression standards, such as MPEG-4 AVC/H.264, for both standard definition and high definition services;

•

delivery of high-speed services, such as fiber-to-the-premises, or FTTP, and digital subscriber line, or DSL, networks designed to facilitate the delivery of video services by telecommunications operators;

•	higher speed mobile technologies, such as LTE or 3G;

•	the further adoption of bandwidth-optimization techniques, such as switched digital video and DOCSIS 3.0; and

•	the introduction of new consumer devices, such as advanced set-top boxes, personal video recorders, or PVRs, and a variety of smartphones, such as the iPhone.

If adoption of these emerging services or technologies is not as widespread or as rapid as we expect, or if we are unable to develop new products based on these technologies on a timely basis, our revenue will be materially and adversely affected.

Furthermore, other technological, industry and regulatory trends will affect the growth of our business. These trends include the following:

•	convergence, or the need of many network operators to deliver a package of video, voice and data services to consumers, including mobile delivery options;

•	the increasing availability of traditional broadcast video content on the Internet;

•	the further penetration of telecommunications operators into video service delivery;

•	the emergence of a viable mobile video content delivery standard;

•	efforts by regulators and governments in the United States and abroad to encourage the adoption of broadband and digital technologies;

•	increased consumer interest in 3D television and content;

•

the extent and nature of regulatory attitudes towards such issues as network neutrality, competition between operators, access by third parties to networks of other operators, local franchising requirements for telecommunications operators to offer video, and other new services, such as mobile video; and

•

the outcome of litigation and negotiations between content owners and service providers regarding rights of service providers to store and distribute recorded broadcast content, which outcomes may drive adoption of one technology over another in some cases.

If we fail to recognize and respond to these trends by timely developing products, features and services required by these trends, we are likely to lose revenue opportunities and our operating results, financial condition and cash flows could be materially and adversely affected.

Changes in telecommunications legislation and regulations could harm our prospects and future revenue.

Changes in telecommunications legislation and regulations in the United States and other countries could affect the revenue from our products. In particular, regulations dealing with access by competitors to the networks of incumbent operators could slow or stop additional construction or expansion by these operators. Increased regulation of our customers’ pricing or service offerings could limit their investments and, consequently, revenue from our products. The impact of new or revised legislation or regulations could have a material adverse effect on our business, operating results and financial condition.

Newly adopted regulations will likely impact the demand for product features by our customers. For example, in the United States, these regulations include the Commercial Advertisement Loudness Mitigation Act and the Twenty-First Century Communications and Video Accessibility Act of 2010, which address accessibility for the hearing and visually impaired. We may be required to add features to our products to address these regulations or new regulations in the future. These and other regulations may require us to develop features on a schedule which may be inflexible and difficult to meet. In addition, certain countries do not currently allow for specific types of video distribution, such as IPTV, or restrict our customers from delivering video using certain technology. These restrictions could prohibit or limit our ability to sell our solution in these countries. Changes in legislation and regulations could result in our inability to develop other product features necessary for particular transactions at the same time, and thus we could lose business and the related revenue.

The markets in which we operate are intensely competitive.

The markets for our products are extremely competitive and have been characterized by rapid technological change and declining average sales prices. We may face declining average sales prices during economic downturns as equipment suppliers compete aggressively for customers’ reduced capital spending.

Currently, we compete with companies focused on more traditional broadcast delivery, including Harmonic Inc. We also compete with companies focused on multi-screen encoding, including Cisco Systems, Inc. (through its acquisition of Inlet Technologies LLC) and RGB Networks, Inc. (through its acquisition of RipCode, Inc.). Due to the evolving competitive landscape and growing market opportunity, we expect to encounter direct competition in the future from one or more larger traditional network infrastructure providers that may be one of our systems integrators, such as Motorola Mobility and Ericsson AB. These network equipment companies may provide, as a package, encoding solutions in combination with other equipment that they traditionally sell to service providers.

Many of our competitors are substantially larger than us, and have greater financial, technical, marketing and other resources than we do. Many of these large enterprises are in a better position to withstand any significant reduction in capital spending by customers in these markets. They often have broader product lines and market focus, and may not be as susceptible to downturns in a particular market. These competitors may also be able to bundle their products together to meet the needs of a particular customer, and may be capable of delivering more complete solutions than we are able to provide. To the extent large enterprises that currently do not compete directly with us choose to enter our markets by acquisition or otherwise, competition would likely intensify.

Further, some of our competitors that have greater financial resources have offered, and in the future may offer, their products at lower prices than we offer for our competing products or on more attractive financing terms, which has in the past caused, and may in the future cause, us to lose sales opportunities and the resulting revenue or to reduce our prices in response to that competition. Reductions in prices for any of our products could materially and adversely affect our operating margins and revenue. In addition, many of our competitors have been in operation longer than we have, and therefore, have more long-standing and established relationships with domestic and foreign customers, making it difficult for us to establish relationships with and to sell our products to those customers.

If any of our competitors’ products or technologies were to become the industry standard, our business would be seriously harmed. If our competitors are successful in bringing their products to market earlier than us, or if these products are more technologically capable than ours, or are deemed by customers to be more technologically capable than ours, our revenue could be materially and adversely affected. In addition, certain companies that have not had a large presence in the broadband communications equipment market have begun to expand their presence in this market through mergers and acquisitions. The continued consolidation of our competitors could have a significant negative impact on our business.

If we are unable to compete effectively in any of our markets, or are forced to reduce the prices of our products in order to continue to be competitive, our operating results, financial condition and cash flows could be materially and adversely affected.

Video delivery markets are characterized by rapid technological change.

Video delivery markets are subject to rapid changes, making it difficult to accurately predict the markets’ future growth rates, sizes or technological directions. In view of the evolving nature of these markets, it is possible that Pay-TV service providers, broadcasters, content providers and other video production and delivery companies will decide to adopt alternative architectures, new business models, or technologies that are incompatible with our current or future products. In addition, successful new entrants into the media markets, both domestic and international, may impact existing industry business models, resulting in decreased spending by our existing customer base. Finally, decisions by customers to adopt new technologies or products are often delayed by extensive evaluation and qualification processes, which can result in delays in revenue of current and new products. If we are unable to design, develop, manufacture and sell products that incorporate, or are compatible with, these new architectures or technologies, our operating results, financial condition and cash flows could be materially and adversely affected.

We are subject to various laws and regulations related to the environment and potential climate change that could impose substantial costs upon us and may adversely affect our business, operating results and financial condition.

Our operations are regulated under various federal, state, local and international laws relating to the environment and potential climate change, including those governing the management, disposal and labeling of hazardous substances and waste and the cleanup of contaminated sites. We could incur costs and fines, third-party property damage or personal injury claims, or could be required to incur substantial investigation or remediation costs, if we were to violate or become liable under environmental laws. The ultimate costs to us under these laws and the timing of these costs are difficult to predict.

We also face increasing complexity in our product design as we adjust to new and future requirements relating to the presence of certain substances in electronic products and requiring producers of those products to be financially responsible for the collection, treatment, recycling and disposal of certain products. For example, the European Parliament and the Council of the European Union have enacted the Waste Electrical and Electronic Equipment (WEEE) directive, which regulates the collection, recovery and recycling of waste from electrical and electronic products, and the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHS) directive, which bans the use of certain hazardous materials, including lead, mercury, cadmium, hexavalent chromium, polybrominated biphenyls (PBBs) and polybrominated diphenyl ethers (PBDEs) that exceed certain specified levels. Legislation similar to RoHS and WEEE has been or may be enacted in other jurisdictions, including in the United States, Japan and China. Our failure to comply with these laws could result in our being directly or indirectly liable for costs, fines or penalties and third-party claims, and could jeopardize our ability to conduct business in such regions and countries.

We also expect that our operations will be affected by other new environmental laws and regulations on an ongoing basis. Although we cannot predict the ultimate impact of any such new laws and regulations, they will likely result in additional costs, and could require that we redesign or change how we manufacture our products, any of which could have a material and adverse effect on our operating results, financial condition and cash flows.

An economic downturn, including developments in the financial markets in the United States and elsewhere in the world, may materially and adversely affect our operating results, financial condition and cash flows.

Financial markets in the United States, Europe and Asia have recently experienced extreme disruption, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions, such as the severe restrictions on credit and declines in real estate values. While currently these conditions have not impaired our ability to access credit markets and finance operations, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies. These economic developments affect our business in a number of ways. A tightening of credit in financial markets may adversely affect the ability of our customers and suppliers to obtain financing for significant purchases and operations, and could result in a decrease in demand for our products and services. Our customers’ ability to pay for our solution may also be impaired, which may lead to an increase in our allowance for doubtful accounts and write-offs of accounts receivable, reducing our cash flow.

Our global business could also be adversely affected by decreases in the general level of economic activity, such as decreases in business and consumer spending. Our success depends on our ability to effectively plan and manage our resources through rapidly fluctuating economic market conditions. We are unable to predict the likely duration and severity of any disruption in financial markets and adverse economic conditions in the United States and other countries. Should these economic conditions result in our not meeting our revenue growth objectives, it may have a material and adverse effect on our operating results, financial condition and cash flows.

Risks Related to Our Common Stock

There may have been potential deficiencies in the process by which we obtained approvals of certain prior amendments to our certificate of incorporation. As a result, stockholders who acquired shares of our capital stock prior to our IPO and who did not participate in our 2011 exchange offer could have claims against us for additional or different shares of our capital stock, for monetary damages or both.

There may have been potential deficiencies in the process by which we obtained approvals of prior amendments to our certificate of incorporation, and in particular the means by which our certificate of incorporation was approved in connection with our Series D preferred stock financing in 2003, or the Series D charter. Delaware law, which is the state in which we are incorporated, requires a specific ordering of board and stockholder approvals in order for charter amendments to be properly approved. Our records from the Series D financing, which occurred nine years ago and among other things effected a 1-for-100 reverse stock split and an automatic conversion into shares of common stock of all of the then-outstanding shares of Series A preferred stock, Series B preferred stock, Series C1 preferred stock and Series C2 preferred stock held by any stockholder who did not purchase its full pro rata allocation in the Series D financing, do not provide clear evidence that the ordering process was correctly adhered to in all instances.

There are Delaware court decisions that have emphasized the importance of strict compliance with the board and stockholder approval requirements for charter amendments, and the Delaware courts have concluded in those decisions that non-compliance may result in invalidation of the purported amendments. In the event that a stockholder who acquired shares of our capital stock prior to this offering were to prevail in a claim that the Series D charter was invalid, persons listed on our stock ledger as owning shares of our capital stock could have claims against us for additional or different shares, for monetary damages or both, depending on what shares they hold and when they originally purchased them from us.

Holders of any shares of common stock traceable to shares of common stock outstanding prior to the filing of the Series D charter could have a claim to a number of shares equal to 100 times the amount currently shown on our stock ledger. This is because the Series D charter effected a 1-for-100 reverse stock split, and if the Series D charter were held to be invalid, then such holders could claim that the reverse stock split never occurred. Similarly, because the Series D charter, in addition to the reverse stock split described above, provided for the automatic conversion into shares of common stock of all of the then-outstanding shares of Series A preferred stock, Series B preferred stock, Series C1 preferred stock and Series C2 preferred stock held by investors that did not purchase their full pro rata allocation in the Series D financing, holders of any shares of common stock traceable to such converted preferred shares could have a claim that, were the Series D charter held invalid, such shares of preferred stock were never converted and are still outstanding in an amount equal to 100 times the amount shown on our stock ledger at the time of their conversion. A determination that the Series D charter was invalid also could raise concerns about the validity of our subsequently adopted certificates of incorporation, including those adopted in connection with our Series E, F, G and H preferred stock financings. As a result, holders of any shares of common stock traceable to shares of Series A preferred stock, Series B preferred stock, Series C1 preferred stock and Series C2 preferred stock who did purchase their full pro rata allocation in the Series D financing also could have a claim that such preferred shares remain outstanding in an amount equal to 100 times the amount shown on our stock ledger at the time of their later conversion, and holders of any shares of capital stock that were purchased, or are traceable only to shares originally purchased, after the filing of the Series D charter could have contractual or other claims for monetary damages against us based on the amount paid for such shares.

We have consulted with legal counsel regarding the validity of the Series D charter. It is our position and belief, based in part on our consultation with legal counsel, that the Series D charter was validly approved by our board of directors and stockholders at the time of the Series D financing, and as a result, the corporate actions effected by the filing of the Series D charter, including the 1-for-100 reverse stock split, and the conversion into shares of common stock of any shares of Series A preferred stock, Series B preferred stock, Series C1 preferred stock and Series C2 preferred stock held by any stockholder who did not purchase its full pro rata allocation in the Series D financing, validly occurred.

Nevertheless, to address this matter and any other matters that could raise concerns about our current capital structure, we conducted an Exchange Offer in 2011 to provide holders of outstanding shares of capital stock the opportunity to exchange each share of capital stock shown as owned by such holder, together with any claims relating to the original acquisition of such share, or of the shares from which it was converted or reclassified, including claims for additional or different shares of our capital stock and claims for monetary damages (each such share, together with such claims, referred to as an Existing Share), for one share of the same class and series of capital stock (each, referred to as an Exchange Share). As part of the consideration for the Exchange Shares issued, each participating holder also was required to agree that, following the Exchange Offer, the Exchange Shares would represent their entire equity interest in and to Envivio (other than unexercised stock options or warrants outstanding as of the date of the closing of the Exchange Offer) and to provide us a release from any claims that such holder may have relating to such holder’s acquisition of the outstanding shares being tendered or of the shares from which they were converted or reclassified.

Holders of more than 99% of the Existing Shares, measured on an as-converted basis based on the conversion ratios set forth in our existing certificate of incorporation, participated in the Exchange Offer and, therefore, surrendered in the exchange all claims relating to the original acquisition of their shares (or their acquisition of shares upon the conversion or reclassification of those original shares), and also both agreed that the Exchange Shares they received in the Exchange Offer represent their entire equity interest in and to Envivio (other than unexercised stock options or warrants outstanding as of the date of the closing of the Exchange Offer) and provided us a release from any and all claims that such holder may have relating to such holder’s acquisition of the outstanding shares being tendered or of the shares from which they were converted or reclassified.

Even though we have completed the Exchange Offer with almost all of our outstanding shares participating, the stockholders who did not participate in the Exchange Offer may bring claims against us for additional or different shares, for monetary damages or both, depending on what shares they hold and when they originally acquired them from us. These claims, regardless of outcome, could result in substantial expense and significant diversion of the efforts of our management. In the event each such non-participating stockholder prevails on a claim against us, we could be required to pay substantial damages or issue additional shares of our common stock, or both, which could have a material adverse effect on our operating results, financial condition and cash flows and you may incur additional dilution.

Our stock price may be volatile.

Our common stock has a limited trading history. The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

•	actual or anticipated variation in our and our competitors’ results of operations;

•	announcements by us or our competitors of new products, new or terminated significant contracts, commercial relationships or capital commitments;

•	issuance of new securities analysts’ reports or changed recommendations for our stock;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	commencement of, or our involvement in, litigation;

•	announced or completed acquisitions of businesses or technologies by us or our competitors;

•	any major change in our management; and

•	general economic conditions and slow or negative growth of our markets.

In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

If securities or industry analysts issue an adverse opinion regarding our stock or do not publish research or reports about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that equity research analysts publish about us and our business. We do not control these analysts or the content and opinions included in their reports. The price of our common stock could decline if one or more equity research analysts downgrade our common stock or if those analysts issue other unfavorable commentary or cease publishing reports about us or our business. If one or more equity research analysts cease coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline. Further, securities analysts may elect not to provide research coverage of our common stock after the completion of this offering, and such lack of research coverage may adversely affect the market price of our common stock.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

Provisions in our certificate of incorporation and bylaws, as expected to be restated immediately prior to the closing of this offering, may have the effect of delaying or preventing a change of control or changes in our management. These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. These provisions include the following:

•	the right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors;

•	the classification of our board of directors so that only a portion of our directors are elected each year, with each director serving a three-year term;

•	the requirement for advance notice for nominations for election to our board of directors or for proposing matters that can be acted upon at a stockholders’ meeting;

•	the ability of our board of directors to alter our bylaws without obtaining stockholder approval;

•

the ability of our board of directors to issue, without stockholder approval, up to 2,500,000 shares of preferred stock with rights set by our board of directors, which rights could be senior to those of common stock;

•

the required approval of holders of at least two-thirds of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or amend or repeal the provisions of our certificate of incorporation regarding the election and removal of directors and the ability of stockholders to take action by written consent; and

•	the elimination of the right of stockholders to call a special meeting of stockholders and to take action by written consent.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware. These provisions may prohibit or restrict large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us. These provisions in our certificate of incorporation and bylaws and under Delaware law could discourage potential takeover attempts and could reduce the price that investors might be willing to pay for shares of our common stock in the future and result in our market price being lower than it would without these provisions.

We have never paid dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future.

We have paid no cash dividends on any of our classes of capital stock to date, have contractual restrictions against paying cash dividends and currently intend to retain our future earnings to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for the foreseeable future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 24, 2012, our registration statement on Form S-1 (File No. 333-173529) was declared effective for our initial public offering pursuant to which we sold 6,500,000 shares of common stock at a public offering price of $9.00 per share for an aggregate offering price of $54.4 million in proceeds, net of underwriters’ discounts and commissions, but before deducting offering-related expenses. Goldman, Sachs & Co. and Deutsche Bank Securities, Inc. acted as joint book running managers and representatives of the underwriters for the offering, Stifel, Nicolaus & Company, Incorporated and William Blair & Company, L.L.C. acted as co-managers for the offering.

As a result of our initial public offering, we received net proceeds of $49.4 million, after deducting underwriting discounts and commissions and other offering expenses. None of the expenses associated with the initial public offering were paid to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates.

We currently intend to use the net proceeds received by us from the offering for working capital and general corporate purposes, including further expansion of our sales and marketing efforts, continued investments in research and development and for capital expenditures. Specifically, we intend to hire additional personnel to support the growth in our business. In addition, we may use a portion of the proceeds for acquisitions of complementary businesses, technologies or other assets. We have no agreements with respect to any material acquisitions at this time and we have not allocated specific amounts of net proceeds for any of these purposes. As of April 30, 2012, the net offering proceeds have been invested in money market funds and high credit quality commercial paper and corporate bonds. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on April 25, 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1††	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

††	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVIVIO, INC.

By:	/s/ Erik E. Miller
Erik E. Miller
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: June 11, 2012