Form 10-Q
period 2012-07-31
ENVIVIO INC
filed 2012-09-13
CIK 1174266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended July 31, 2012

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

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding on September 1, 2012 was 26,918,082.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENVIVIO, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(UNAUDITED)

	January 31, 2012	July 31, 2012
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$27,405	$46,367
Short-term investments	—	16,823
Accounts receivable, net of allowance for doubtful accounts	8,499	13,573
Inventory	108	123
Prepaid expenses and other assets	2,456	3,211
Deferred inventory costs, current	1,547	475

Total current assets	40,015	80,572
Property and equipment, net	3,016	3,482
Deferred inventory costs, net of current portion	100	33
Other assets	1,447	499

Total assets	$44,578	$84,586

Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$7,035	$7,317
Accrued compensation	4,615	3,519
Accrued liabilities	929	957
Deferred revenue, current	7,257	4,316
Line of credit	1,000	1,000

Total current liabilities	20,836	17,109
Deferred revenue, net of current portion	1,400	1,447
Warrant liability	103	—
Other non-current liabilities	1,163	1,446

Total liabilities	23,502	20,002

Convertible preferred stock	47,764	—
Stockholders’ equity (deficit):
Common stock	13	27
Additional paid-in capital	52,954	150,774
Accumulated other comprehensive loss	(825)	(872)
Accumulated deficit	(78,830)	(85,345)

Total stockholders’ equity (deficit)	(26,688)	64,584

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$44,578	$84,586

See notes to condensed consolidated financial statements

ENVIVIO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(UNAUDITED)

	Three Months Ended July 31,		Six Months Ended July 31,
	(in thousands, except for per share amounts)
	2011	2012	2011	2012
Revenues	$11,505	$10,764	$21,407	$24,179
Cost of revenue	4,191	4,123	8,198	9,259

Gross profit	7,314	6,641	13,209	14,920

Expenses
Research and development	1,518	2,034	3,019	4,028
Sales and marketing	3,544	5,628	6,972	11,370
General and administrative	2,035	3,050	4,160	5,730

Total operating expenses	7,097	10,712	14,151	21,128

Income (loss) from operations	217	(4,071)	(942)	(6,208)
Interest income (expense), net	(31)	24	(68)	15
Other income (expense), net	101	(162)	183	(147)

Income (loss) before provision for income taxes	287	(4,209)	(827)	(6,340)
Provision for income taxes	232	69	274	175

Net income (loss)	55	(4,278)	(1,101)	(6,515)
Noncumulative dividends to convertible preferred shareholders	(55)	—	—	—

Net income (loss) attributable to common stockholders	—	(4,278)	(1,101)	(6,515)

Net loss per share of common stock, basic and diluted	$0.00	$(0.16)	$(0.08)	$(0.32)

Shares used in computing net loss per share of common stock, basic and diluted	13,156,231	26,913,125	13,079,499	20,192,392

See notes to condensed consolidated financial statements.

ENVIVIO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(UNAUDITED)

	Three Months Ended July 31,		Six Months Ended July 31,
	(in thousands)		(in thousands)
	2011	2012	2011	2012
Net income (loss)	$55	$(4,278)	$(1,101)	$(6,515)
Other comprehensive loss:
Foreign currency translation adjustment	(196)	(16)	(233)	(47)

Other comprehensive loss:	(196)	(16)	(233)	(47)

Total comprehensive loss	$(141)	$(4,294)	$(1,334)	$(6,562)

See notes to condensed consolidated financial statements.

ENVIVIO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(UNAUDITED)

	Six Months Ended July 31,
	2011	2012
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,101)	$(6,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	667	1,157
Amortization of short-term investment discounts and premiums	—	20
Stock-based compensation	720	1,443
Bad debt expense	14	292
Fair value remeasurement of warrant liability	21	(18)
Loss on forgiveness on note receivable	69	—
Interest earned but not collected	—	(52)
Changes in operating assets and liabilities:
Accounts receivable	1,910	(5,366)
Inventory	(221)	(15)
Prepaid expenses and other current assets	(890)	(702)
Deferred inventory costs, current portion	1,779	1,072
Deferred inventory costs, net of current portion	(227)	66
Other assets	227	(381)
Accounts payable and accrued liabilities	(1,067)	(962)
Deferred revenue	(2,757)	(2,894)
Other non-current liabilities	76	283

Net cash used in operating activities	(779)	(12,572)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	—	(16,843)
Capital expenditures	(1,493)	(1,623)

Net cash used in investing activities	(1,493)	(18,466)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from initial public offering, net of offering costs paid	—	49,962
Proceeds from loan	1,000	—
Pay-off of shareholder note	627	—
Proceeds from stock options exercised	4	85

Net cash provided by financing activities	1,631	50,047

Effect of exchange rate changes on cash and cash equivalents	(197)	(47)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(838)	18,962
CASH AND CASH EQUIVALENTS - Beginning of period	10,017	27,405

CASH AND CASH EQUIVALENTS - End of period	$9,179	$46,367

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest Paid	$36	$60

Taxes paid	$16	$125

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Offering costs not paid during period		$1,505

Reclassification of warrant liability to stockholders’ equity		$84

Conversion of convertible preferred stock to common stock upon initial public offering		$47,769

Amortization of issuance costs related to Series I redeemable convertible preferred stock		$8

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

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Quarterly Report on Form 10-Q for the three months ended April 30, 2012 and the Company’s Registration Statement on the 2012 Form S-1 filed under the Securities Act of 1933, as amended.

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

The categorization of a financial instrument within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s Level 1 and Level 2 assets consist of its money market accounts and short-term investments, respectively. The Company’s Level 3 liabilities, which consisted of its convertible preferred stock warrants, are no longer liability instruments under U.S. GAAP as a result of their conversion to common stock warrants in connection with our initial public offering (“IPO”) on April 24, 2012. Accordingly, the carrying value of $0.1 million at the IPO date was transferred to additional paid-in capital. The Company did not have any other financial assets or liabilities that are measured and reported at fair value.

As of January 31, 2012 and July 31, 2012, the carrying value of the line of credit approximates fair value principally because of the short-term nature of this liability.

Recent Accounting Pronouncements

In May 2011, the FASB issued an amendment to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The amendment changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This guidance is effective for interim and annual periods beginning on or after December 15, 2011 and early adoption was prohibited. The Company adopted this standard during the first quarter ended April 30, 2012 with no material impact on its consolidated financial statements and disclosures.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income, which requires an entity to present total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The guidance must be applied retrospectively, and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this guidance during the quarter ended April 30, 2012. The adoption had no impact on the Company’s financial position or results of operations. We adopted this standard by including the condensed consolidated statements of comprehensive loss herein.

2. Balance Sheet Items

Short-term investments consist of $14.2 million in commercial paper and $2.6 million in corporate bonds and are classified as available-for-sale securities. The Company has classified all available-for-sale securities with readily available markets as short-term, regardless of whether the stated maturity is greater than one year from the current balance sheet date, because of the intent to sell those securities as necessary. $1.6 million of our short-term investments have contractual maturities of more than one year. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. For the periods presented, realized and unrealized gains and losses on investments were not material. An impairment charge is recorded in the consolidated statements of operations for declines in fair value below the cost of an individual investment that are deemed to be other than temporary. The Company assesses whether a decline in value is temporary based on the length of time that the fair market value has been below cost, the severity of the decline, as well as the intent and ability to hold, or plans to sell, the investment.

Accounts receivable, net of allowance for doubtful accounts consist of the following (in thousands):

	January 31, 2012	July 31, 2012
Accounts receivable	$8,632	$13,997
Less: Allowance for doubtful accounts	(133)	(424)

Total accounts receivable, net of allowance for doubtful accounts	$8,499	$13,573

Prepaid expenses and other current assets are comprised of the following (in thousands):

	January 31, 2012	July 31, 2012
Foreign tax credits refundable	$1,241	$1,407
Prepaid expenses	1,215	1,804

Prepaid expenses and other current assets	$2,456	$3,211

Property and equipment, net, consist of the following (in thousands):

	January 31, 2012	July 31, 2012
Computers and equipment	$6,318	$7,876
Software	1,177	1,214
Furniture and fixtures	890	696
Leasehold improvements	129	129

Total property and equipment	8,514	9,915
Less: Accumulated depreciation and amortization	(5,498)	(6,433)

Property and equipment, net	$3,016	$3,482

Total depreciation and amortization expense was $0.6 million and $1.2 million during the three and six months ended July 31, 2012 and $0.4 million and $0.7 million during the three and six months ended July 31, 2011.

3. Fair Value of Financial Instruments

The fair value of the Company’s financial assets and liabilities measured on a recurring basis is as follows (in thousands):

January 31, 2012	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (included in cash and cash equivalents)	$25,783	$25,783	$—	$—
Liabilities:
Warrant liability	103	—	—	103

July 31, 2012
Assets:
Money market funds (included in cash and cash equivalents)	$44,673	$44,673	$—	$—
Short-term investments	$16,823	$—	$16,823	$—

The Company’s Level 2 assets exclusively include commercial paper and corporate bonds with quoted prices that are traded less frequently than exchange-traded instruments. All of the Company’s Level 2 assets values are determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. The pricing model information is provided by third party entities.

4. Debt

Debt outstanding as of January 31, 2012 and July 31, 2012 consisted of a $1.0 million outstanding balance in the Company’s revolving line of credit.

Line of Credit

In November 2010, the Company entered into a revolving line of credit with a commercial lender that allows for draws of up to $5.0 million for general corporate purposes. Amounts borrowed must be repaid prior to the maturity date in November 2012. Interest accrues at a floating per annum rate equal to either the (i) greater of (x) the prime rate plus 2.75% or (y) 6.75% if the liquidity ratio for the immediately preceding month does not meet a minimum threshold or (ii) greater of (x) the prime rate plus 1.75% or (y) 5.75% in all other instances. The Company paid commitment fees in the amount of $106,000 and a good faith deposit of $25,000 to facilitate the agreement. The lender for this line of credit has a first priority perfected security interest in all of the Company’s assets. The credit facility contains financial covenants which effectively require the Company to maintain no less than $1.0 million in outstanding borrowings throughout the term of the arrangement as well as maintain a ratio of unrestricted cash and eligible accounts receivable to current liabilities of at least 1.50 to 1.00. As of July 31, 2012, the Company was in compliance with the covenants under the line of credit facility.

On July 31, 2012, the Company amended its revolving line of credit agreement with a commercial lender to increase the amount for draws from up to $5.0 million to $10.0 million for general corporate purposes. Under the terms of this amendment, interest accrues at a floating per annum rate equal to the greater of either (x) the prime rate plus 0.75% or (y) 4.00%; and the Company is required to pay commitment fees of $25,000 per year. The Company is no longer subject to financial covenants requiring the Company to maintain no less than $1.0 million in outstanding borrowings throughout the term of the arrangement, but is required to maintain a ratio of unrestricted cash, cash equivalents and eligible accounts receivable to current liabilities less deferred revenue of at least 1.50 to 1.00. As of July 31, 2012, the Company was in compliance with the covenants under the line of credit facility, as amended.

The Company did not draw down on this line of credit during the six months ended July 31, 2012.

5. Commitments and Contingencies

Operating Leases

The Company leases facilities under operating leases expiring at various dates through 2016. As of July 31, 2012, future minimum payments under the Company’s noncancellable leases are as follows (in thousands):

Year Ending January 31,	Future Lease Payments
2013 (remaining six months)	$642
2014	898
2015	610
2016	249

Total	$2,399

Rental expense totaled $184,000 and $329,000 during the three and six months ended July 31, 2011 and $188,000 and $383,000 during the three and six months ended July 31, 2012.

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

6. Stockholders’ Equity Deficit

Immediately prior to the closing of the IPO, all outstanding shares of convertible preferred stock converted into common stock on a one-for-one basis. In addition, the Series 1 common stock and Series 2 common stock converted into one class of common stock. As of July 31, 2012, the Company is authorized to issue 100,000,000 shares of common stock, $0.001 par value per share and 2,500,000 shares of preferred stock, $0.001 par value per share.

Common Stock

Shares of common stock authorized, issued and outstanding, by series, as of January 31, 2012 and July 31, 2012 consist of the following:

	January 31, 2012
	Authorized	Issued and Outstanding
Series 1	2,000,000	1,006,206
Series 2	100,000,000	12,163,402

	102,000,000	13,169,608

	July 31, 2012
	Authorized	Issued and Outstanding
Common stock	100,000,000	26,914,082

Shares of common stock reserved for issuance on an as-if converted basis is as follows as of July 31, 2012:

July 31, 2012
Exercise and vesting of stock-based awards	2,987,240
Available for option grants	988,541
Exercise of common stock warrants	36,000

4,010,704

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

7. Stock Option Plan

Stock Option Plans

The Company adopted a stock option plan (the “2000 Plan”) in 2000. Under the 2000 Plan, as amended, the Company was able to grant options to purchase up to 1,181,689 shares of common stock to certain employees, directors and consultants. Under the terms of the 2000 Plan, the Company may grant incentive stock options (“ISO”), nonstatutory stock options (“NSO”), common stock purchase agreements (“CSPA”) and stock purchase rights (“SPR”). Such awards are exercisable at prices generally equal to the fair value of the Company’s common stock at the date of grant, as determined by the board of directors. Awards granted under the 2000 Plan generally vest over four years with a six-month cliff period and may be exercised for a period of up to ten years. Vested options generally expire 30 days after termination of employment. In December 2010, the board of directors approved the decrease in the number of shares of common stock reserved for issuance under the 2000 Plan to 644,366 shares. No shares were available for future grant under the 2000 Plan as of January 31, 2012 and July 31, 2012.

The Company adopted a 2010 stock incentive plan (the “2010 Plan”) in June 2010. The 2010 Plan provides that only employees are eligible for the grant of ISOs and that employees, consultants and outside directors are eligible for the grant of NSOs. The 2010 Plan also allows for the grant of SPRs and restricted stock units (“RSU”). Awards granted under the 2010 Plan also generally vest over four years with a six-month cliff period and may be exercised for a period of up to ten years. Vested options generally expire three months after termination of employment. No shares were available for future grant under the 2010 Plan as of July 31, 2012 due to the adoption of a new stock incentive plan as more fully described below.

The Company adopted a 2012 stock incentive plan (the “2012 Plan”) in June 2011, as amended in April 2012. The 2012 Plan provides that only employees are eligible for the grant of ISOs and that employees, consultants and outside directors are eligible for the grant of NSOs. The 2012 Plan also allows for the grant of SPRs, RSUs and other types of equity awards. Awards granted under the 2012 Plan also generally vest over four years with a twelve-month cliff period and may be exercised for a period of up to ten years. Vested options generally expire three months after termination of employment. Shares of common stock reserved for issuance under the 2012 Plan consist of 988,541 shares as of July 31, 2012. In addition, up to 3,500,000 shares subject to outstanding awards under the 2000 Plan or 2010 Plan that are subsequently forfeited or terminated for any reason before being exercised will be made available for issuance under the 2012 Plan. The number of shares that have been authorized for issuance under the 2012 Plan will be automatically increased on the first day of each fiscal year beginning in fiscal 2014 and ending in fiscal 2023, in an amount equal to the least of (i) 2,000,000 shares, (ii) 4% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year or (iii) another amount determined by our board of directors.

The following table summarizes the stock-based award activity for the 2000 Plan, 2010 Plan and the 2012 Plan during the six months ended July 31, 2012:

	Shares Available for Grant	Stock Options and SPRs Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
					(in thousands)
January 31, 2012	924,163	2,845,204	1.15	8.5	$14,269
Additional shares authorized	200,000	—	—
Options granted	(109,750)	109,750	8.43
SPRs and CSPAs granted	(5,500)	5,500	8.06
RSUs granted	(77,250)	—	—
Options expired and forfeited	50,753	(50,753)	5.25
SPRs and CSPAs expired and forfeited	1,125	(1,125)	1.46
RSUs expired	6,000	—	—
Plan shares expired	(1,000)	—	—
Exercised	—	(256,354)	0.33

Outstanding — July 31, 2012	988,541	2,652,222	1.46	8.0	12,713

Vested and expected to vest — July 31, 2012		2,627,558	1.46	8.0	12,609

Vested — July 31, 2012		1,249,429	0.98	7.5	6,377

Stock Purchase Rights and Common Stock Purchase Agreements

As of January 31, 2012 and July 31, 2012, 412,830 and 386,504 shares, respectively, were subject to repurchase under the provisions of the SPRs and 103,439 and 103,439 shares, respectively, were subject to repurchase under the provisions of the CSPAs.

Restricted Stock Units

During the three and six months ended July 31, 2012, the Company recorded $141,000 and $202,000, respectively, of stock-based compensation related to RSUs. A summary of the Company’s RSU activity for the six months ended July 31, 2012 is presented below:

	RSUs Outstanding	Weighted-Average Grant Date Fair Value
January 31, 2012	263,768	$2.16
Granted	77,250	6.47
Cancelled and forfeited	(6,000)	5.52

July 31, 2012	335,018	3.09

Of the 335,018 RSUs above, 319,018 are subject to market conditions whereby they only vest to the extent that the Company’s stock price is at certain specified levels, ranging from $11.90 to $15.20 at specified quarter ends during the period, from the fiscal year ended January 31, 2012 to the fiscal year ended January 31, 2017. The target market prices above are subject to adjustment based on a factor that is determined by the relative performance of the NASDAQ Composite Index. To date, none of the RSUs have vested. The expense related to the RSUs with market vesting conditions is recognized over an implicit service period of 4 to 6 years. The related expense recognized for the six months ending July 31, 2012 was $114,000.

Stock-Based Compensation

Total stock-based compensation expense during the three and six months ended July 31, 2011 and 2012 are recognized in the consolidated statements of operations as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2012	2011	2012
Cost of revenue	$1	$2	$1	$3
Research and development	25	40	46	79
Sales and marketing	50	170	88	280
General and administrative	294	541	585	1,081

	$370	$753	$720	$1,443

The weighted average assumptions used to estimate the fair value of the Company’s stock-based awards at the grant dates during the three and six months ended July 31, 2011 and 2012 were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2012	2011	2012
Expected term (in years)	6.00	6.25	6.00	6.25
Expected volatility	53%	57%	53%	57%
Risk-free interest rate	2.17%	1.24%	2.17%	1.34%
Expected dividend	0%	0%	0%	0%

As of January 31, 2012 and July 31, 2012, total compensation cost not yet recognized for unvested awards was $5.3 million and $5.0 million, respectively, which is expected to be recognized over the following 2.6 and 2.2 years, based on the weighted average vesting term.

8. Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders during the three and six months ended July 31, 2011 and 2012 (in thousands, except for share and per share amounts):

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2012	2011	2012
Net loss attributable to common stockholders	$55	$(4,278)	$(1,101)	$(6,515)

Shares used in computing net loss per share attributable to common stockholders, basic and diluted	13,156,231	26,913,125	13,079,499	20,192,392

Net loss per share attributable to common stockholders, basic and diluted	$0.00	$(0.16)	$(0.08)	$(0.32)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2012	2011	2012
Convertible preferred stock	4,238,120	—	4,238,120	—
Stock options to purchase common stock	2,537,977	2,162,279	2,537,977	2,162,279
Shares purchased with notes (SPRs and CSPAs)	541,269	489,943	541,269	489,943
Convertible preferred stock warrants	36,000	—	36,000	—
Common stock warrants	—	36,000	—	36,000
Restricted stock units	349,500	335,018	349,500	335,018

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

For the three and six months ended July 31, 2011 we recorded a provision for income taxes of $232,000 and $274,000, respectively. For the three and six months ended July 31, 2012, we recorded a provision for income taxes of $69,000 and $175,000, respectively. The 2011 and 2012 expense are both comprised of foreign taxes as well as various state and local income taxes.

In compliance with applicable guidance for accounting for uncertainty in income taxes, we had gross unrecognized tax benefits, which includes provisions for estimated interest and penalties, of approximately $1,297,000 as of January 31, 2012, and approximately $1,505,000 as of July 31, 2012. If all of these unrecognized tax benefits were recognized, $857,000 would impact the provision for income taxes. We do not anticipate a change in the unrecognized tax benefits in the 12 months beginning July 31, 2012.

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

The Company’s revenue by geographic region, based on the location at which each sale originates, is summarized as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2012	2011	2012
Americas	$4,737	$3,517	$7,763	$5,952
Asia Pacific	4,630	2,709	7,199	6,195
EMEA	2,138	4,538	6,445	12,032

	$11,505	$10,764	$21,407	$24,179

Included within the Americas total in the above table is revenue from sales originating in the U.S. of $3.8 million and $6.0 million during the three and six months ended July 31, 2011, respectively, and $1.6 million and $3.7 million during the three and six months ended July 31, 2012, respectively.

The Company’s property and equipment, net, by geographic region is summarized as follows (in thousands) as of:

	January 31, 2012	July 31, 2012
Americas	$1,600	$1,992
Asia Pacific	5	5
EMEA	1,411	1,485

	$3,016	$3,482

Customers representing 10% or greater of total revenue for the periods presented were as follows (in percentages):

	Three Months Ended July 31,		Six Months Ended July 31,
Customers	2011	2012	2011	2012
Customer A	29%	*	15%	*
Customer B	17%	10%	*	*
Customer C	*	12%	*	*
Customer D	*	10%	*	*
Customer E	*	*	10%	*
Customer F	*	*	*	12%

*	Less than 10%

11. Subsequent Events

For our consolidated financial statements, we evaluated subsequent events through September 13, 2012, the date of issuance of our consolidated financial statements.

On August 3, 2012, the Company paid in full the $1.0 million outstanding balance on its revolving line of credit in connection with an amendment to the terms of its revolving line of credit agreement entered into as of July 31, 2012.

In August 2012, the Company initiated a reduction in force of 9 employees, which is expected to result in a charge for severance and other termination benefits of approximately $0.3 million.

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

The geographic mix of our revenues during the three months ended July 31, 2012 reflects a general slowdown in spending by our service provider customers, particularly in North America, Western Europe and Asia, which we attribute to the current global economic environment. We anticipate that our revenues will continue to be impacted by the economic environment, both globally and regionally.

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

Operating Expenses

Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. The largest component of our operating expenses is personnel costs. Personnel costs consist of salaries and benefits for our employees. We expect to manage our operating expenses in both the near and long term to ensure that our expenses are in-line with our growth. However, our operating expenses may fluctuate as a percentage of revenue.

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

Interest Income (Expense), net

Interest income (expense), net, consists primarily of interest expense on our outstanding debt and interest income on our cash and cash equivalent balances.

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

Results of Operations

The following table presents our historical operating results and the changes in these results in dollars (in thousands) and as a percentage for the periods presented:

	Three Months Ended July 31,		$ Change	% Change	Six Months Ended July 31,		$ Change	% Change
	2011	2012			2011	2012
Revenue	$11,505	$10,764	(741)	(6)%	$21,407	$24,179	2,772	13%
Cost of revenue	4,191	4,123	(68)	(2)%	8,198	9,259	1,061	13%
Gross profit	7,314	6,641	(673)	(9)%	13,209	14,920	1,711	13%
Operating expenses:
Research and development	1,518	2,034	516	34%	3,019	4,028	1,009	33%
Sales and marketing	3,544	5,628	2,084	59%	6,972	11,370	4,398	63%
General and administrative	2,035	3,050	1,015	50%	4,160	5,730	1,570	38%
Total operating expenses	7,097	10,712	3,615	51%	14,151	21,128	6,977	49%
Income (loss) from operations	217	(4,071)	(4,288)	(1,976)%	(942)	(6,208)	(5,266)	559%
Interest income (expense), net	(31)	24	55	177%	(68)	15	83	(122)%
Other income, net	101	(162)	263	260%	183	(147)	330	(180)%
Loss before provision for income taxes	287	(4,209)	(4,496)	(1,567)%	(827)	(6,340)	(5,513)	667%
Provision for income taxes	232	69	(163)	(70)%	274	175	(99)	(36)%
Net income (loss)	$55	$(4,278)	(4,333)	(7,878)%	$(1,101)	$(6,515)	(5,414)	492%

Revenue

Our revenue decreased by $0.7 million, or 6%, to $10.8 million during the three months ended July 31, 2012 from $11.5 million during the three months ended July 31, 2011. This decrease was primarily due to decreased spending from our existing service provider customers for multi-screen video services, with a majority of the decline coming from North America, Western Europe and Asia. We attribute the slowdown in spending by our service provider customers to the weakening global economic environment. The overall decrease was partially offset by a renewed focus by our sales organization to grow our service and support business.

Our revenue increased by $2.8 million, or 13%, to $24.2 million during the six months ended July 31, 2012 from $21.4 million during the six months ended July 31, 2011. This increase was primarily due to a 35% increase in revenue during the first quarter of fiscal year 2013 compared to the same prior year period, which was driven by increased consumer demand for multi-screen video services from both new and existing customers, particularly in the EMEA region, resulting in higher overall sales volume of our IP video processing and distribution solution. A renewed focus by our sales organization to grow our service and support business also contributed to the increase during the six months ended July 31, 2012. We believe that our future revenue will continue to be impacted by consumer demand for multi-screen video services, which in turn impacts the level of capital expenditures by our target end customers looking to upgrade their IP video processing and distribution capabilities to enable the delivery of these video services to consumers.

Cost of Revenue and Gross Profit

Cost of revenue decreased by $0.1 million, or 2%, to $4.1 million during the three months ended July 31, 2012 from $4.2 million during the three months ended July 31, 2011 primarily due to higher costs from changes in geographic and product mix, partially offset by improved sales of our lower-cost software-only products. Likewise, gross profit percentage decreased from 64% during the three months ended July 31, 2011 to 62% during the three months ended July 31, 2012.

Cost of revenue increased by $1.1 million, or 13%, to $9.3 million during the six months ended July 31, 2012 from $8.2 million during the six months ended July 31, 2011 primarily due to increased unit volume to meet increased demand for our solution, while certain manufacturing and other fixed costs remained relatively consistent across these periods. Cost of revenue as a percentage of revenue as well as gross profit percentage remained consistent at 38% and 62%, respectively, during the six months ended July 31, 2012 compared to the same prior year period.

Operating Expenses

Our operating expenses increased by $3.6 million, or 51%, to $10.7 million during the three months ended July 31, 2012 from $7.1 million during the three months ended July 31, 2011, while operating expenses increased by $7.0 million, or 49%, to $21.1 million during the six months ended July 31, 2012 from $14.2 million during the six months ended July 31, 2011.

Research and Development Expenses

For the three and six months ended July 31, 2012, research and development expenses increased $0.5 million, or 34%, and $1.0 million, or 33%, respectively, compared to the same prior year periods. Research and development expenses increased primarily due to increases in personnel-related expenses for additional engineering contractors to supplement and support existing headcount for certain research and development activities. Although we will continue to devote substantial resources to the development of additional functionality for our existing products and the development of new ones, we plan to continue to manage and optimize our current engineering related activities against necessary resources. Research and development expenses are presented net of French research tax credits, which amounted to $0.3 million and $0.3 million for the three months ended July 31, 2011 and 2012 and $0.3 million and $0.6 million for the six months ended July 31, 2011 and 2012.

Sales and Marketing Expenses

For the three months ended July 31, 2012, sales and marketing expenses increased $2.1 million, or 59%, compared to the same prior year period primarily due to increased headcount which led to an increase of $1.1 million in personnel-related expenses, such as payroll, payroll taxes, benefits and commissions. Travel expenses also increased by $0.5 million, while depreciation and amortization increased by $0.2 million due to demo pool inventory expansion and additional equipment purchased to support increased headcount.

For the six months ended July 31, 2012, sales and marketing expenses increased $4.4 million, or 63%, compared to the same prior year period primarily due to increased headcount which led to an increase of $2.3 million in personnel-related expenses, such as payroll, payroll taxes, benefits and commissions. Travel expenses increased by $0.9 million, while marketing expenses increased by $0.3 million as we made efforts to increase our brand awareness and global footprint through tradeshows, enhancing web and social media presence and participating in co-marketing campaigns. In addition, consulting costs increased by $0.4 million as we added additional sales resources worldwide and depreciation and amortization increased by $0.5 million due to demo pool inventory expansion and additional equipment purchased to support increased headcount.

General and Administrative Expenses

For the three months ended July 31, 2012, general and administrative expenses increased $1.0 million, or 50%, compared to the same prior year period primarily due to an increase of $0.4 million in professional services related to our use of outside finance, accounting, investor relations and legal resources, including consultants, and $0.3 million in bad debt expense as more of our accounts receivable originated from regions with more payment risk such as Asia, India and the Middle East. Stock compensation expense also increased by $0.2 million primarily due to additional grants to outside directors and executive management.

For the six months ended July 31, 2012, general and administrative expenses increased $1.6 million, or 38%, compared to the same prior year period primarily due to an increase of $0.5 million in professional services related to our use of outside finance, accounting, investor relations and legal resources, including consultants, and $0.3 million in bad debt expense as more of our accounts receivable originated from regions with more payment risk such as Asia, India and the Middle East. Stock compensation expense also increased by $0.5 million primarily due to additional grants to outside directors and executive management.

Now that we are a publicly traded company, we have incurred additional costs related to compliance with rules and regulations enacted by the SEC, as well as additional insurance, investor relations and other costs associated with being a public company.

Interest Income, net

For the three and six months ended July 31, 2012, interest income, net increased by $55,000, or 177%, and $83,000, or 122%, respectively, compared to the same prior year periods primarily due to the offset of interest expense with interest income generated from the investment account we established using existing cash during the six months ended July 31, 2012.

Other Income, net

For the three and six months ended July 31, 2012, other income, net, decreased by $0.3 million, or 260%, and $0.3 million, or 180%, respectively, compared to the same prior year periods primarily due to changes in our realized and unrealized foreign currency translation gain or loss.

Liquidity and Capital Resources

On April 24, 2012, the Company sold 6,500,000 shares of common stock at a price to the public of $9.00 per share in an initial public offering (“IPO”). The shares began trading on the NASDAQ Global Market on April 25, 2012. The $54.4 million in proceeds from the IPO, net of underwriters’ discounts and commissions, but before deducting offering-related expenses payable by the Company of $5.9 million, were received on April 30, 2012, which was the closing date of the IPO. Immediately prior to the closing of the offering, all outstanding shares of convertible preferred stock converted into common stock on a one-for-one basis and we have blank check preferred stock authorized. The convertible preferred stock converted into 6,988,120 shares of common stock and 1,006,206 shares of Series 1 common stock and 12,909,470 shares of Series 2 common stock converted into one class of common stock. In addition to the 6,500,000 shares of common stock sold in the IPO, existing stockholders of the Company also sold 1,255,000 shares of common stock in the IPO. The shares sold by the selling stockholders consisted of 503,496 shares of convertible preferred stock and 751,504 shares of Series 1 and Series 2 common stock, which were converted to common stock immediately prior to the closing of the IPO.

Prior to the IPO, we funded our operations primarily with proceeds from issuances of convertible preferred stock and borrowings under our credit facilities. We raised an aggregate of $95.1 million, net of issuance cost, from the sale of our convertible preferred stock, including the conversion of convertible promissory notes. We also funded purchases of equipment and other general corporate services with proceeds from our borrowings under our credit facilities. We believe that our existing cash and cash equivalents as of July 31, 2012 will be sufficient to fund our operations and capital expenditures for at least the next 12 months. However, management may in the future elect to finance operations by utilizing our credit facilities or selling equity securities. If additional funding is required, there can be no assurance that additional funds will be available to us on acceptable terms on a timely basis, if at all, or that we will generate sufficient cash from operations to adequately fund our operating needs or sustain profitability. If we are unable to raise additional capital or generate sufficient cash from operations to adequately fund our operations, we will need to curtail planned activities to reduce costs. Doing so will likely have an unfavorable effect on our ability to execute on our business plan.

Cash Flows

The following summary of our cash flows for the periods indicated and has been derived from our financial statements which are included elsewhere in this Quarterly Report on Form 10-Q (in thousands):

	Six Months Ended July 31,
	2011	2012
Cash used in operating activities	$(779)	$(12,572)
Cash used in investing activities	$(1,493)	$(18,466)
Cash provided by financing activities	$1,631	$50,047

Cash Flows from Operating Activities

Our primary uses of cash from operating activities have been for personnel costs, purchases of inventory and costs related to our facilities. In the past, we experienced negative cash flows from operating activities as we expanded our business and generated operating losses. Our cash flows from operating activities will continue to be affected principally by our working capital requirements and the extent to which we spend on personnel and sales and marketing activities as our business requires.

Cash used in operating activities of $12.6 million during the six months ended July 31, 2012 reflected a net loss of $6.5 million, non-cash charges of $1.2 million for depreciation and amortization, $1.4 million for stock-based compensation and $0.4 million in bad debt expense. The change in net operating assets and liabilities primarily consisted of a $5.4 million increase in accounts receivable and $0.7 million in prepaid expenses along with decreases of $1.1 million in deferred inventory costs, $1.0 million in accounts payable and accrued liabilities and $2.9 million in deferred revenue. The increase in accounts receivable was primarily the result of a higher concentration of sales in regions where customary payment terms are often longer such as Asia, India and the Middle East. Deferred revenue and deferred inventory costs decreased during the six months ended July 31, 2012 primarily due to timing of revenue recognition as previous deferred transactions were recognized during the current six month period and a majority of new revenue transactions are now subject to the new revenue recognition rules adopted during our fiscal year 2012, and accordingly, are less likely to be subject to full deferral.

Cash Flows from Investing Activities

During the six months ended July 31, 2012, our investing activities consisted of a $16.8 million investment in commercial paper and corporate bonds in accordance with guidelines set forth in our investment policy and capital expenditures amounting to $1.6 million primarily for the purchase of equipment. We did not make any short-term investments until the three months ended April 30, 2012.

Cash Flows from Financing Activities

On April 24, 2012, we received aggregate proceeds of approximately $54.4 million from our IPO, net of underwriters’ discounts and commissions, but before deduction of offering expenses of $5.8 million. Immediately prior to the closing of the IPO, all shares of our outstanding convertible preferred stock automatically converted into 6,988,120 shares of common stock, and outstanding warrants to purchase 36,000 shares of convertible preferred stock at $12.50 per share remain outstanding and were contractually adjusted immediately prior to the closing of the IPO to purchase 36,000 shares of common stock at $12.50 per share. As of July 31, 2012, we had 26,914,082 shares of common stock issued and outstanding.

Prior to our IPO, we financed our operations primarily with proceeds from issuances of convertible preferred stock and borrowings under our credit facilities.

Off-Balance Sheet Arrangements

As of July 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of July 31, 2012:

	Payments Due by Period
Contractual Obligations:	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Operating lease obligations	$642	$1,757	$—	$—	$2,399
Line of credit	1,000	—	—	—	1,000

Total	$1,642	$1,757	$—	$—	$3,399

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Risk

Most of our sales are denominated in U.S. dollars, and therefore, our revenues are not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro relative to the U.S. dollar. We have a large research and development facility in France and pay our employees located in France in Euros. To date, we have not entered into any hedging contracts. During the three months ended July 31, 2012, a 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our expenses are denominated would have had an estimated impact of approximately $0.8 million on our financial position and results of operations.

Interest Rate Sensitivity

We had cash and cash equivalents of $46.4 million and short-term investments of $16.8 million as of July 31, 2012. Our cash and cash equivalents are held primarily in cash deposits and money market funds, while our short-term investments consist of commercial paper and corporate bonds. We hold our cash and cash equivalents for working capital purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. During the three months ended July 31, 2012, a 10% appreciation or depreciation in overall interest rates would not have had a material impact on our interest income.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of July 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended July 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses since our inception, including net losses of $4.3 million during the three months ended July 31, 2012 and $1.1 million and $6.5 million during the six months ended July 31, 2011 and 2012, respectively. As of July 31, 2012, we had an accumulated deficit of $85.3 million. These losses have resulted principally from costs incurred in our research and development programs and sales and marketing programs. We may incur operating losses for at least the foreseeable future as a result of the expenses associated with the continued development and expansion of our business, including expenditures to hire additional sales and marketing personnel. Additionally, now that we are a public company, we expect that our general and administrative expenses will increase due to the additional operational and reporting costs associated with being a public company. We may also increase our research and development expenses. Our ability to sustain profitability in the future will be affected by, among other things, our ability to execute on our business strategy, the continued acceptance of our products, the timing and size of customer orders, the average sales prices of our products, the costs of our products, and the extent to which we invest in our sales and marketing, research and development, and general and administrative resources. If we are unable to sustain or increase our profitability, our business could be harmed and our stock price could decline.

We rely on systems integrators, who serve as our channel partners, for a significant portion of our revenue, and disruptions to, or our failure to develop and manage, our relationships with these channel partners and the processes and procedures that support them could materially and adversely affect our business.

We generate a significant portion of our revenue through sales to channel partners, principally to assist us with the integration of our software-based solution with other third-party products to provide a tailored solution for the end-customer. Our aggregate revenue through sales to channel partners was $6.3 million and $8.2 million during the three months ended July 31, 2011 and 2012 and $12.4 million and $18.0 million during the six months ended July 31, 2011 and 2012. We expect that these sales to channel partners will continue to generate a significant percentage of our revenue in the future. Accordingly, our future success is highly dependent upon establishing and maintaining successful relationships with a variety of channel partners.

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

Our operating results have fluctuated in the past and are likely to continue to fluctuate in the future, on an annual and a quarterly basis, as a result of several factors, many of which are outside of our control. For example, our revenue for the three months ended July 31, 2012 was $10.8 million compared to $13.4 million during the three months ended April 30, 2012 due to a general slowdown in spending by our service provider customers, in particular in North America and Western Europe.

Some of the factors that may cause fluctuations in our operating results include:

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

Historically, a majority of our revenue has been derived from relatively few customers. Sales to our ten largest customers during the six months ended July 31, 2012 together accounted for approximately 57% of our total revenue. During the six months ended July 31, 2012, sales to one large channel partner accounted for 12% of our total revenue. During the six months ended July 31, 2011, sales to another channel partner and one direct customer, accounted for 10% and 15% of our total revenue, respectively. We expect to see continuing industry consolidation and customer concentration. At the same time, we are currently targeting large customer accounts, which if successful, could increase our concentration risk on an even smaller group of customers. Even if we are successful in selling a large volume of products to these large potential customers, we may not be able to continue to sell such large volumes to these customers, which could cause our operating results to fluctuate significantly and decline.

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

Revenue derived from customers outside of the United States during the three months ended July 31, 2011 and 2012 represented 67% and 85% of our revenue and 72% and 85% during the six months ended July 31, 2011 and 2012. We expect that international revenue will continue to represent a similar substantial percentage of our revenue for the foreseeable future. Our international operations and our efforts to maintain and increase revenue in international markets are subject to a number of risks, which are generally greater with respect to emerging market countries, including the impact on our business and operating results of:

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

Our stock price may be volatile.

Our common stock has a limited trading history. The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, the closing sale price per share of our common stock on the NASDAQ Global Market was $5.70 on August 13, 2012 and $2.48 on August 14, 2012. Factors that may lead to volatility in our stock price include:

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

Litigation due to stock price volatility or other factors could cause us to incur substantial costs and divert our attention and resources.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Companies such as ours in the high technology industry are particularly vulnerable to this kind of litigation due to the high volatility of their stock prices. While we are not aware of any such contemplated class action litigation against us, we may in the future be the target of securities litigation. Any future lawsuits to which we may become a party will likely be expensive and time consuming to investigate, defend and resolve. Such costs, which include investigation and defense, the diversion of our attention and resources and any losses resulting from these claims, could significantly increase our expenses and adversely affect our profitability and cash flow.

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

As a result of our initial public offering, we received net proceeds of $48.5 million, after deducting underwriting discounts and commissions and other offering expenses. None of the expenses associated with the initial public offering were paid to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates.

We currently intend to use the net proceeds received by us from the offering for working capital and general corporate purposes, including further expansion of our sales and marketing efforts, continued investments in research and development and for capital expenditures. Specifically, we intend to hire additional personnel to support the growth in our business. In addition, we may use a portion of the proceeds for acquisitions of complementary businesses, technologies or other assets. We have no agreements with respect to any material acquisitions at this time and we have not allocated specific amounts of net proceeds for any of these purposes. As of July 31, 2012, the net offering proceeds have been invested in money market funds and high credit quality commercial paper and corporate bonds. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on April 25, 2012.

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
Date: September 13, 2012