Form 10-Q
period 2012-10-31
ENVIVIO INC
filed 2012-12-12
CIK 1174266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended October 31, 2012

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

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding on December 1, 2012 was 26,925,279.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENVIVIO, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(UNAUDITED)

	January 31,	October 31,
	2012	2012
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$27,405	$45,020
Short-term investments	—	15,662
Accounts receivable, net of allowance for doubtful accounts	8,499	8,449
Inventory	108	284
Prepaid expenses and other assets	2,456	1,989
Deferred inventory costs, current	1,547	477

Total current assets	40,015	71,881

Property and equipment, net	3,016	5,105
Deferred inventory costs, net of current portion	100	11
Other assets	1,447	536

Total assets	$44,578	$77,533

Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$7,035	$4,717
Accrued compensation	4,615	3,401
Accrued liabilities	929	1,819
Deferred revenue, current	7,257	4,001
Line of credit	1,000	—

Total current liabilities	20,836	13,938

Deferred revenue, net of current portion	1,400	1,500
Warrant liability	103	—
Other non-current liabilities	1,163	1,562
Deferred rent	—	853

Total liabilities	23,502	17,853

Convertible preferred stock	47,764	—
Stockholders’ equity (deficit):
Common stock	13	27
Additional paid-in capital	52,954	151,444
Accumulated other comprehensive loss	(825)	(879)
Accumulated deficit	(78,830)	(90,912)

Total stockholders’ equity (deficit)	(26,688)	59,680

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$44,578	$77,533

See notes to condensed consolidated financial statements

ENVIVIO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(UNAUDITED)

	Three Months Ended October 31,		Nine Months Ended October 31,
	(in thousands, except for per share amounts)
	2011	2012	2011	2012
Revenues	$13,717	$7,219	$35,125	$31,399
Cost of revenue	4,834	2,548	13,032	11,806

Gross profit	8,883	4,671	22,093	19,593

Expenses
Research and development	1,834	2,057	4,852	6,086
Sales and marketing	4,249	5,167	11,221	16,538
General and administrative	2,170	2,964	6,331	8,694

Total operating expenses	8,253	10,188	22,404	31,318

Income (loss) from operations	630	(5,517)	(311)	(11,725)
Interest income (expense), net	(31)	32	(99)	47
Other income (expense), net	45	30	228	(117)

Income (loss) before provision for income taxes	644	(5,455)	(182)	(11,795)
Provision for income taxes	160	112	434	287

Net income (loss)	484	(5,567)	(616)	(12,082)
Noncumulative dividends to convertible preferred shareholders	(484)	—	—	—

Net income (loss) attributable to common stockholders	—	(5,567)	(616)	(12,082)

Net loss per share of common stock, basic and diluted	$—	$(0.21)	$(0.05)	$(0.54)
Shares used in computing net loss per share of common stock, basic and diluted	13,164,053	26,920,518	13,107,993	22,451,471

See notes to condensed consolidated financial statements.

ENVIVIO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(UNAUDITED)

	Three Months Ended October 31,		Nine months ended October 31,
	(in thousands)		(in thousands)
	2011	2012	2011	2012
Net income (loss)	$484	$(5,567)	$(616)	$(12,082)
Other comprehensive loss:
Unrealized gain (loss) on short-term investments, net	—	5	—	3
Foreign currency translation adjustment	(18)	(12)	(252)	(57)

Other comprehensive loss:	(18)	(7)	(252)	(54)

Total comprehensive income (loss)	$466	$(5,574)	$(868)	$(12,136)

See notes to condensed consolidated financial statements.

ENVIVIO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(UNAUDITED)

	Nine months ended October 31,
	2011	2012
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(616)	$(12,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,016	2,011
Amortization of short-term investment discounts and premiums	—	32
Stock-based compensation	1,211	2,111
Bad debt expense	191	675
Fair value remeasurement of warrant liability	14	(18)
Unrealized gain on short-term investments	—	(3)
Loss on forgiveness on note receivable	69	—
Interest earned but not collected	—	(8)
Changes in operating assets and liabilities:
Accounts receivable	(3,861)	(624)
Inventory	(129)	(177)
Prepaid expenses and other current assets	781	505
Deferred inventory costs	1,910	1,159
Other assets	(1,299)	(418)
Accounts payable and accrued liabilities	(1,039)	(2,722)
Deferred revenue	(2,883)	(3,156)
Other non-current liabilities	435	608

Net cash used in operating activities	(4,200)	(12,107)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	—	(20,371)
Maturities of short-term investments	—	4,650
Capital expenditures	(2,107)	(3,457)

Net cash used in investing activities	(2,107)	(19,178)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from initial public offering, net of offering costs paid	—	49,866
Repayment of credit facility	—	(1,000)
Proceeds from loan	2,000	—
Pay-off of shareholder note	488	—
Proceeds from stock options exercised	146	87

Net cash provided by financing activities	2,634	48,953

Effect of exchange rate changes on cash and cash equivalents	(252)	(53)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,925)	17,615
CASH AND CASH EQUIVALENTS - Beginning of period	10,017	27,405

CASH AND CASH EQUIVALENTS - End of period	$6,092	$45,020

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest Paid	$49	$33

Taxes paid	$20	$127

NON-CASH OPERATING AND INVESTING ACTIVITIES
Leasehold improvements funded by landlord		$643

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Offering costs not paid during quarter		$1,409

Reclassification of warrant liability to stockholders’ equity		$84

Conversion of convertible preferred stock to common stock upon initial public offering		$47,764

Amortization of issuance costs related to Series I redeemable convertible preferred stock		$8

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, allowances for doubtful accounts, valuation of deferred inventory costs, useful lives of property and equipment, valuation of deferred tax assets, and stock-based compensation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments of the carrying values of assets and liabilities. Actual results could differ materially from these estimates.

Significant Accounting Policies

With the exception of our short-term investment policy as more fully described in Note 1, there have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Registration Statement on Form S-1 filed under the Securities Act of 1933, as amended.

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

As of January 31, 2012, the carrying value of the line of credit approximates fair value principally because of the short-term nature of this liability. There was no outstanding line of credit balance as of October 31, 2012.

Recent Accounting Pronouncements

In May 2011, the FASB issued an amendment to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The amendment changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This guidance is effective for interim and annual periods beginning on or after December 15, 2011 and early adoption was prohibited. The Company adopted this standard during the quarter ended April 30, 2012 with no material impact on its consolidated financial statements and disclosures.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income, which requires an entity to present total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The guidance must be applied retrospectively, and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this guidance during the quarter ended April 30, 2012. The adoption had no impact on the Company’s financial position or results of operations. We adopted this standard by including the condensed consolidated statements of comprehensive income (loss) herein.

2. Balance Sheet Items

Short-term investments consist of $13.0 million in commercial paper and $2.6 million in corporate bonds and are classified as available-for-sale securities. The Company has classified all available-for-sale securities with readily available markets as short-term, regardless of whether the stated maturity is greater than one year from the current balance sheet date, because of the intent to sell those securities as necessary. None of our short-term investments have contractual maturities of more than one year. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. For the periods presented, realized and unrealized gains and losses on investments were not material. An impairment charge is recorded in the consolidated statements of operations for declines in fair value below the cost of an individual investment that are deemed to be other than temporary. The Company assesses whether a decline in value is temporary based on the length of time that the fair market value has been below cost, the severity of the decline, as well as the intent and ability to hold, or plans to sell, the investment. The Company did not record any other-than-temporary write-downs in the accompanying financial statements.

The following table shows the Company’s money market funds and short-term commercial paper and corporate securities cost, amortized cost, net unrealized gain and fair market value as of October 31, 2012 and January 31, 2012 (in thousands):

	October 31, 2012
	Cost	Amortized Cost	Unrealized Gain/(Loss)	Estimated Fair Value
Money market funds (included in cash and cash equivalents)	40,983	40,983	—	40,983
Commercial paper and corporate securities	15,695	15,659	3	15,662

	56,678	56,642	3	56,645

	January 31, 2012
	Cost	Amortized Cost	Unrealized Gain/(Loss)	Fair Market Value
Money market funds (included in cash and cash equivalents)	25,783	25,783	—	25,783

	25,783	25,783	—	25,783

Accounts receivable, net of allowance for doubtful accounts consist, of the following (in thousands):

	January 31, 2012	October 31, 2012
Accounts receivable	$8,632	$9,179
Less: Allowance for doubtful accounts	(133)	(730)

Total accounts receivable, net of allowance for doubtful accounts	$8,499	$8,449

Prepaid expenses and other current assets are comprised of the following (in thousands):

	January 31, 2012	October 31, 2012
Foreign tax credits refundable	$1,241	$655
Prepaid expenses	1,215	1,334

Prepaid expenses and other current assets	$2,456	$1,989

Property and equipment, net, consist of the following (in thousands):

	January 31, 2012	October 31, 2012
Computers and equipment	$6,318	$8,357
Software	1,177	1,260
Furniture and fixtures	890	1,727
Leasehold improvements	129	129

Total property and equipment	8,514	11,473
Less: Accumulated depreciation and amortization	(5,498)	(6,368)

Property and equipment, net	$3,016	$5,105

Total depreciation and amortization expense was $0.6 million and $2.0 million during the three and nine months ended October 31, 2012 and $0.4 million and $1.0 million during the three and nine months ended October 31, 2011.

3. Fair Value of Financial Instruments

The fair value of the Company’s financial assets and liabilities measured on a recurring basis is as follows (in thousands):

January 31, 2012	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (included in cash and cash equivalents)	$25,783	$25,783	$—	$—
Liabilities:
Warrant liability	$103	$—	$—	$103

October 31, 2012
Assets:
Money market funds (included in cash and cash equivalents)	$40,983	$40,983	$—	$—
Short-term investments	$15,662	$—	$15,662	$—

The Company’s Level 2 assets exclusively include commercial paper and corporate bonds with quoted prices that are traded less frequently than exchange-traded instruments. All of the Company’s Level 2 assets’ values are determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. The pricing model information is provided by third party entities.

4. Debt

Debt outstanding as of January 31, 2012 consisted of a $1.0 million outstanding balance on the Company’s revolving line of credit. In August 2012, the Company paid off total outstanding borrowings of $1.0 million and did not draw down on this line of credit during the nine months ended October 31, 2012.

Line of Credit

In November 2010, the Company entered into a revolving line of credit with a commercial lender that allows for draws of up to $5.0 million for general corporate purposes. Amounts borrowed must be repaid prior to the original maturity date in November 2012. Interest accrues at a floating per annum rate equal to either the (i) greater of (x) the prime rate plus 2.75% or (y) 6.75% if the liquidity ratio for the immediately preceding month does not meet a minimum threshold or (ii) greater of (x) the prime rate plus 1.75% or (y) 5.75% in all other instances. The Company paid commitment fees in the amount of $106,000 and a good faith deposit of $25,000 to facilitate the agreement. The lender for this line of credit has a first priority perfected security interest in all of the Company’s assets. The credit facility contains financial covenants which effectively require the Company to maintain no less than $1.0 million in outstanding borrowings throughout the term of the arrangement as well as maintain a ratio of unrestricted cash and eligible accounts receivable to current liabilities of at least 1.50 to 1.00.

On July 31, 2012, the Company amended its revolving line of credit agreement with a commercial lender to increase the amount for draws from up to $5.0 million to $10.0 million for general corporate purposes and extend the maturity date to July 2014. Under the terms of this amendment, interest accrues at a floating per annum rate equal to the greater of either (x) the prime rate plus 0.75% or (y) 4.00%; and the Company is required to pay commitment fees of $25,000 per year. The Company is no longer subject to financial covenants requiring the Company to maintain no less than $1.0 million in outstanding borrowings throughout the term of the arrangement, but is required to maintain a ratio of unrestricted cash, cash equivalents and eligible accounts receivable to current liabilities less deferred revenue of at least 1.50 to 1.00. As of October 31, 2012, the Company was in compliance with the covenants under the line of credit facility, as amended.

5. Commitments and Contingencies

Expense Reduction Initiative

In August 2012, we initiated cost-saving measures to reduce operating expenses throughout the Company. These measures included a reduction in our workforce of eight individuals, six of which were terminated during the three months ended October 31, 2012 and two of which are transitioning through December 2012, and a termination of 18 consultants from our French subsidiary. In connection with the reduction in workforce, $0.1 million of severance expense was incurred and fully paid during the three months ended October 31, 2012. This expense is included in general and administrative expense.

Operating Leases

The Company leases facilities under operating leases expiring at various dates through 2021. As of October 31, 2012, future minimum payments under the Company’s leases are as follows (in thousands):

Year Ending January 31,	Future Lease Payments
2013 (remaining three months)	$239
2014	852
2015	835
2016	808
2017	591
Thereafter	2,709

Total	$6,034

Rental expense totaled $0.2 million and $0.6 million for the three and nine month ended October 31, 2011, respectively, and $0.5 million and $0.9 million for the three and nine month ended October 31, 2012, respectively.

Legal Matters

On October 5, 2012 a complaint captioned Wiley v. Envivio, Inc., et al. CIV-517185 was filed in the Superior Court of California, County of San Mateo naming as defendants the Company, each of our directors, our chief executive officer, our chief financial officer, and certain underwriters of our IPO. The lawsuit purports to be a class action on behalf of purchasers of shares issued in the IPO and generally alleges that the registration statement for the IPO contained materially false or misleading statements. The complaint purports to assert claims under the Securities Act of 1933, as amended, and seeks unspecified damages and other relief. On October 19, 2012 a similar complaint captioned Toth v. Envivio, Inc. et al. CIV-517481 was filed in the same court. On November 2, 2012 defendants removed the cases to the United States District Court for the Northern District of California where they were assigned case numbers 12-cv-05637-CRB and 12-cv-05636-CW.

The actions described above have only recently been filed and there has been no discovery or other proceedings. Accordingly, we are not in a position to assess whether any loss or adverse effect on our financial condition is probable or remote or to estimate the range of potential loss, if any.

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company is not currently a party to any other litigation matters that, individually or in the aggregate, are expected to have a material adverse effect on the Company’s business, financial condition or results of operations.

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

6. Stockholders’ Equity (Deficit)

Immediately prior to the closing of the IPO, all outstanding shares of convertible preferred stock converted into common stock on a one-for-one basis. In addition, the Series 1 common stock and Series 2 common stock converted into one class of common stock. As of October 31, 2012, the Company is authorized to issue 100,000,000 shares of common stock, $0.001 par value per share and 2,500,000 shares of preferred stock, $0.001 par value per share.

Common Stock

Shares of common stock authorized, issued and outstanding, by series, as of January 31, 2012 and October 31, 2012 consist of the following:

	January 31, 2012
	Authorized	Issued and Outstanding
Series 1	2,000,000	1,006,206
Series 2	100,000,000	12,163,402

	102,000,000	13,169,608

	October 31, 2012
	Authorized	Issued and Outstanding
Common stock	100,000,000	26,921,279

Shares of common stock reserved for issuance on an as-if converted basis is as follows as of October 31, 2012:

October 31, 2012
Exercise and vesting of stock-based awards	3,291,626
Available for option grants	676,958
Exercise of common stock warrants	36,000

4,004,584

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

7. Stock Option Plan

Stock Option Plans

The Company adopted a stock option plan (the “2000 Plan”) in 2000. Under the 2000 Plan, as amended, the Company was able to grant options to purchase up to 1,181,689 shares of common stock to certain employees, directors and consultants. Under the terms of the 2000 Plan, the Company may grant incentive stock options (“ISO”), nonstatutory stock options (“NSO”), common stock purchase agreements (“CSPA”) and stock purchase rights (“SPR”). Such awards are exercisable at prices generally equal to the fair value of the Company’s common stock at the date of grant, as determined by the board of directors. Awards granted under the 2000 Plan generally vest over four years with a six-month cliff period and may be exercised for a period of up to ten years. Vested options generally expire 30 days after termination of employment. In December 2010, the board of directors approved the decrease in the number of shares of common stock reserved for issuance under the 2000 Plan to 644,366 shares. No shares were available for future grant under the 2000 Plan as of January 31, 2012 and October 31, 2012.

The Company adopted a 2010 stock incentive plan (the “2010 Plan”) in June 2010. The 2010 Plan provides that only employees are eligible for the grant of ISOs and that employees, consultants and outside directors are eligible for the grant of NSOs. The 2010 Plan also allows for the grant of SPRs and restricted stock units (“RSU”). Awards granted under the 2010 Plan also generally vest over four years with a six-month cliff period and may be exercised for a period of up to ten years. Vested options generally expire three months after termination of employment. No shares were available for future grant under the 2010 Plan as of October 31, 2012 due to the adoption of a new stock incentive plan as more fully described below.

The Company adopted a 2012 stock incentive plan (the “2012 Plan”) in June 2011, as amended in April 2012. The 2012 Plan provides that only employees are eligible for the grant of ISOs and that employees, consultants and outside directors are eligible for the grant of NSOs. The 2012 Plan also allows for the grant of SPRs, RSUs and other types of equity awards. Awards granted under the 2012 Plan also generally vest over four years with a twelve-month cliff period and may be exercised for a period of up to ten years. Vested options generally expire three months after termination of employment. Shares of common stock reserved for issuance under the 2012 Plan consist of 676,958 shares as of October 31, 2012. In addition, up to 3,500,000 shares subject to outstanding awards under the 2000 Plan or 2010 Plan that are subsequently forfeited or terminated for any reason before being exercised will be made available for issuance under the 2012 Plan. The number of shares that have been authorized for issuance under the 2012 Plan will be automatically increased on the first day of each fiscal year beginning in fiscal 2014 and ending in fiscal 2023, in an amount equal to the least of (i) 2,000,000 shares, (ii) 4% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year or (iii) another amount determined by our board of directors.

The following table summarizes the stock-based award activity for the 2000 Plan, 2010 Plan and the 2012 Plan during the nine months ended October 31, 2012:

	Shares Available for Grant	Stock Options and SPRs Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
					(in thousands)
January 31, 2012	924,163	2,845,204	$1.15	8.5	$14,269
Additional shares authorized	200,000	—	—
Options granted	(479,325)	479,325	3.59
SPRs and CSPAs granted	(5,500)	5,500	8.06
RSUs granted	(77,250)	—	—
Options expired and forfeited	108,745	(108,745)	5.61
SPRs and CSPAs expired and forfeited	1,125	(1,125)	1.46
RSUs expired	6,000	—	—
Plan shares expired	(1,000)	—	—
Exercised	—	(263,551)	0.33

Outstanding — October 31, 2012	676,958	2,956,608	1.46	8.1	3,979

Vested and expected to vest — October 31, 2012		2,925,535	1.45	8.1	3,953

Vested — October 31, 2012		1,386,139	0.98	7.5	2,187

Stock Purchase Rights and Common Stock Purchase Agreements

As of January 31, 2012 and October 31, 2012, 412,830 and 386,504 shares, respectively, were subject to repurchase under the provisions of the SPRs and 103,439 and 103,439 shares, respectively, were subject to repurchase under the provisions of the CSPAs.

Restricted Stock Units

During the three and nine months ended October 31, 2012, the Company recorded $0.1 million and $0.3 million, respectively, of stock-based compensation related to RSUs. A summary of the Company’s RSU activity for the nine months ended October 31, 2012 is presented below:

	RSUs Outstanding	Weighted-Average Grant Date Fair Value
January 31, 2012	263,768	$2.16
Granted	77,250	6.47
Cancelled and forfeited	(6,000)	5.52

October 31, 2012	335,018	3.09

Of the 335,018 RSUs above, 289,018 are subject to market conditions whereby they only vest to the extent that the Company’s stock price is at certain specified levels, ranging from $9.45 to $15.20 at specified quarter ends during the period, from the fiscal year ended January 31, 2012 to the fiscal year ended January 31, 2017. The target market prices above are subject to adjustment based on a factor that is determined by the relative performance of the NASDAQ Composite Index. To date, none of the RSUs have vested. The expense related to the RSUs with market vesting conditions is recognized over an implicit service period of 4 to 6 years. The related expense recognized for the nine months ended October 31, 2012 was $0.2 million.

Stock-Based Compensation

Total stock-based compensation expense during the three and nine months ended October 31, 2011 and 2012 are recognized in the consolidated statements of operations as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2012	2011	2012
Cost of revenue	$1	$1	$2	$4
Research and development	8	25	54	104
Sales and marketing	94	125	183	405
General and administrative	388	517	972	1,598

	$491	$668	$1,211	$2,111

The weighted average assumptions used to estimate the fair value of the Company’s stock-based awards at the grant dates during the three and nine months ended October 31, 2011 and 2012 were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2012	2011	2012
Expected term (in years)	6.00	6.25	6.00	6.25
Expected volatility	61%	57%	55%	57%
Risk-free interest rate	1.15%	1.16%	2.42%	1.20%
Expected dividend	0%	0%	0%	0%

As of January 31, 2012 and October 31, 2012, total compensation cost not yet recognized for unvested awards was $5.3 million and $4.6 million, respectively, which is expected to be recognized over the following 2.6 and 2.4 years, respectively, based on the weighted average vesting term.

8. Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders during the three and nine months ended October 31, 2011 and 2012 (in thousands, except for share and per share amounts):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2012	2011	2012
Net loss attributable to common stockholders	$—	$(5,567)	$(616)	$(12,082)

Shares used in computing net loss per share attributable to common stockholders, basic and diluted	13,164,053	26,920,518	13,107,993	22,451,471

Net loss per share attributable to common stockholders, basic and diluted	$0.00	$(0.21)	$(0.05)	$(0.54)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2012	2011	2012
Convertible preferred stock	4,238,120	—	4,238,120	—
Stock options to purchase common stock	2,599,070	2,466,665	2,599,070	2,466,665
Shares purchased with notes (SPRs and CSPAs)	516,269	489,943	516,269	489,943
Convertible preferred stock warrants	36,000	—	36,000	—
Common stock warrants	—	36,000	—	36,000
Restricted stock units	373,500	335,018	373,500	335,018

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

For the three and nine months ended October 31, 2011, we recorded a provision for income taxes of $0.2 million and $0.4 million and $0.1 million and $0.3 million for the three and nine months ended October 31, 2012. The 2011 and 2012 expenses are both comprised of foreign taxes as well as various state and local income taxes.

In compliance with applicable guidance for accounting for uncertainty in income taxes, we had gross unrecognized tax benefits, which include provisions for estimated interest and penalties, of approximately $1.3 million as of January 31, 2012, and approximately $1.5 million as of October 31, 2012. If all of these unrecognized tax benefits were recognized, $0.9 million would impact the provision for income taxes. We do not anticipate a change in the unrecognized tax benefits in the 12 months beginning October 31, 2012.

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

The Company’s revenue by geographic region, based on the location at which each sale originates, is summarized as follows (in thousands):

	Three Months Ended October 31,		Nine months ended October 31,
	2011	2012	2011	2012
Americas	$4,703	$1,257	$12,466	$7,209
Asia Pacific	2,314	2,435	9,513	8,629
EMEA	6,700	3,527	13,146	15,561

	$13,717	$7,219	$35,125	$31,399

Included within the Americas total in the above table is revenue from sales originating in the U.S. of $3.3 million and $9.3 million during the three and nine months ended October 31, 2011, respectively, and $0.7 million and $4.4 million during the three and nine months ended October 31, 2012, respectively.

The Company’s property and equipment, net, by geographic region, is summarized as follows (in thousands) as of:

	January 31, 2012	October 31, 2012
Americas	$1,600	$2,372
Asia Pacific	5	5
EMEA	1,411	2,728

	$3,016	$5,105

Customers representing 10% or greater of total revenue for the periods presented were as follows (in percentages):

	Three Months Ended October 31,		Nine months ended October 31,
Customers	2011	2012	2011	2012
Customer A	13%	*	15%	*
Customer B	10%	11%	10%	10%
Customer C	10%	*	*	*
Customer D	*	15%	*	*

*	Less than 10%

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

Overview

We are a leading provider of software-based IP video processing and distribution solutions that enable the delivery of high-quality video to consumers. Based on our unique video compression and advanced IP video processing technologies, our solution is designed to enable service providers and content providers to offer high-quality video anytime, anywhere across a broad array of video formats, networks, consumer devices and operating systems. Our software-based solution runs on industry-standard hardware and includes encoders, transcoders and network media processors, all controlled through our network management system.

We were founded in January 2000 by a small group of talented software and electrical engineers from France Telecom. Since our inception, we have been focused on developing a software-based architecture for processing and distributing IP video to video-enabled devices at the highest video quality possible. At that time, our software-based approach was a novel strategy for addressing video processing and distribution, as most existing technologies processed and distributed video by designing hardware products for the transfer of video over a fixed format to standard TVs. These hardware products generally focused on improving quality of video, but did not attempt to address multiple formats or the challenges created by multiple devices and different networks. Because of our founding team’s software expertise and the challenge of delivering video to mobile devices, which utilizes multiple formats and has multiple delivery requirements, our solution was designed from the beginning to provide a flexible solution that could adapt quickly and cost-effectively to the rapidly changing landscape of technologies, formats and capabilities of mobile devices.

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

Our software-based approach to developing a flexible solution while delivering high-quality video has led to the development of several key products throughout our history. In 2001, we completed our first product based on the MPEG-4 standard. In 2002, we developed our first MPEG-4 webcasting system, which allowed us to address the enterprise market. In 2003, we deployed a news video contribution system in MPEG-4, which allowed us to address the need to transmit low bitrate video for real-time news gathering. In 2004, our first H.264 live transmission over satellite was successful, which allowed us to address the needs of satellite providers looking to deliver low bitrate video over satellite. We focused on our expansion into Asia in 2005 by providing the IPTV system for a service provider in China and a mobile digital TV service provider in Japan. In 2007, we developed our first all IP-based headend, an innovative and cost-reducing design for consumer video distribution, and our first AVS encoder, which allowed us to address the expanding video services market in China. In 2008, we introduced the world’s first three-screen convergence encoder, which enabled operators to deliver video to three screens (mobile, PC and TV) from a single product. In 2010, we introduced 3D TV support with multi-video encoding standard on our C4 encoder, as well as support for the expanding set of mobile and web streaming formats. In November 2010, we launched a new class of product, a network media processor, which we call Halo, which enables the optimization of networks for distribution of multi-screen, multi-format video. In December 2011, we released Muse, our new multi-screen software designed for live or file-based video transcoding and distribution to any device. Muse is available on 4Caster appliances or HP blade servers in an IT-centric architecture. In September 2012, we introduced 4Caster G4, a new, higher density multi-node encoding appliance.

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

We target several different types of video service providers and content providers, including telecommunications companies and cable, satellite and OTT providers. These target customers have unique characteristics, including their infrastructure, target consumer demands, scale, delivery models and business models. We focus on providing video delivery solutions to these customers that allow them to better target their growth markets, such as mobile TV, Pay-TV, IPTV and OTT. As of October 31, 2012, our solution has been deployed by over 300 end-customers worldwide in over 50 different countries. The sales cycle to our large target service provider customers can vary significantly from period to period and can be influenced by a variety of factors, including macroeconomic conditions. In the six months ended October 31, 2012, we experienced a significant slowdown in major project implementations and a lengthening of sales cycles from our large target service provider customers, in particular those located in North America and Western Europe. We believe the primary factors driving this slowdown were a weak global economic environment causing large system providers to delay spending on new projects and technologies and the fact that the video industry continues to transition to a multi-screen video delivery model.

We outsource the manufacturing of our products to a single manufacturer in California. In some cases, we rely on our manufacturer to procure the components for our equipment. For certain components, we contract directly with the supplier. We ship our solutions directly from our manufacturer.

Our products and support services are sold worldwide, including through systems integrators, which serve as our channel partners. Our channel partners assist us with the sales process, systems integration, deployment and support. We employ a sales force that is responsible for managing our relationships with our channel partners within each geographic territory in which we market and sell our products. To a lesser extent, we also sell our products and support services directly to end-customers. In many cases, even when we sell our products through channel partners, we market and work directly with the end-customer to promote our products.

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

The geographic mix of our revenues during the three months ended October 31, 2012 reflects a general slowdown in spending by our service provider customers, particularly in North America, Western Europe and Asia, which we attribute to the current global economic environment. We anticipate that our revenues will continue to be impacted by the economic environment, both globally and regionally.

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

Cost of Revenue

Our cost of revenue consists primarily of third-party manufacturing costs and component costs. Our cost of revenue also includes shipping costs, and third-party logistics costs. To a lesser extent, our cost of revenue includes personnel costs associated with our operations and logistics, technical support and professional services teams.

Operating Expenses

Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. The largest component of our operating expenses is personnel costs. Personnel costs consist of salaries and benefits for our employees. We expect to manage our operating expenses in both the near and long term to ensure that our expenses are in-line with our fiscal plan. However, our operating expenses may fluctuate as a percentage of revenue.

Research and Development Expenses

Research and development expenses primarily consist of personnel, engineering, testing and compliance, facilities and professional services costs. We expense research and development costs as incurred. Research and development expenses are presented net of French research tax credits. We continue to closely manage our existing research and development resources as well as strategically invest in additional resources to add more functionality to our existing products and develop new products that support our overall company strategy.

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of personnel costs, sales commissions, travel costs, costs for marketing programs and facilities costs. We continue to closely monitor sales and marketing expenses and augment our sales force in key areas to further expand our strategic relationships with current and future channel partners and direct customers.

General and Administrative Expenses

General and administrative expenses primarily consist of personnel, professional services and facilities costs related to our executive, finance, human resource and information technology functions. As a public company, we expect to incur additional accounting and legal costs related to compliance with rules and regulations enacted by the SEC such as the costs of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act. Also, we expect to incur additional professional services costs, which can include outside legal, accounting and information technology consulting costs, as well as additional insurance, investor relations and other costs associated with being a public company.

Interest Income (Expense), net

Interest income (expense), net, consists primarily of interest expense related to our line of credit and interest income from our cash, cash equivalent and short term investment balances.

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

Expense Reduction Initiative

In August 2012, we initiated cost-saving measures to reduce operating expenses throughout the Company. These measures included a reduction in our workforce of eight individuals, six of which were terminated during the three months ended October 31, 2012 and two of which are transitioning through December 2012, and a termination of 18 consultants from our French subsidiary. In connection with the reduction in workforce, $0.1 million of severance expense was incurred and fully paid during the three months ended October 31, 2012. This expense is included in general and administrative expense.

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

With the exception of our short-term investment policy as more fully described in Note 1, there have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Registration Statement on Form S-1 filed under the Securities Act of 1933, as amended.

Results of Operations

The following table presents our historical operating results and the changes in these results in dollars (in thousands) and as a percentage for the periods presented:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2011	2012	$Change	% Change	2011	2012	$Change	% Change
Revenues	$13,717	$7,219	(6,498)	(47%)	$35,125	$31,399	(3,726)	(11%)
Cost of revenue	4,834	2,548	(2,286)	(47%)	13,032	11,806	(1,226)	(9%)

Gross profit	8,883	4,671	(4,212)	(47%)	22,093	19,593	(2,500)	(11%)

Expenses	65%	65%			63%	62%	67%
Research and development	1,834	2,057	223	12%	4,852	6,086	1,234	25%
Sales and marketing	4,249	5,167	918	22%	11,221	16,538	5,317	47%
General and administrative	2,170	2,964	794	37%	6,331	8,694	2,363	37%

Total operating expenses	8,253	10,188	1,935	23%	22,404	31,318	8,914	40%

Income (loss) from operations	630	(5,517)	(6,147)	(976%)	(311)	(11,725)	(11,414)	3670%
Interest income (expense), net	(31)	32	63	(203%)	(99)	47	146	(147%)
Other income (expense), net	45	30	(15)	(33%)	228	(117)	(345)	(151%)

Income (loss) before provision for income taxes	644	(5,455)	(6,099)	(947%)	(182)	(11,795)	(11,613)	6381%
Provision for income taxes	160	112	(48)	(30%)	434	287	(147)	(34%)

Net income (loss)	484	(5,567)	(6,051)	(1250%)	(616)	(12,082)	(11,466)	1861%

Revenue

Our revenue decreased by $6.5 million, or 47%, to $7.2 million during the three months ended October 31, 2012 from $13.7 million during the three months ended October 31, 2011. This decrease was primarily due to decreased spending from our existing service provider customers for multi-screen video services, with a majority of the decline coming from North America and Western Europe. We attribute the slowdown in spending by our service provider customers to the weakening global economic environment, continued lengthening of our sales cycle and the fact that the video industry continues to transition to a multi-screen video delivery model. Because many of our large target service provider customers purchase our products in connection with constructing and upgrading their architecture and systems, demand for our products depends on the magnitude and timing of capital spending by our customers. We believe the weak global environment, particularly in North America and Western Europe, where a large portion of our products have historically been sold, has contributed to a lengthening of our sales cycle with these customers, thereby causing a decline in our revenue. Our decline in revenue was also due, in part, to challenges in our sales execution.

Our revenue decreased by $3.7 million, or 11%, to $31.4 million during the nine months ended October 31, 2012 from $35.1 million during the nine months ended October 31, 2011. This decrease was primarily due to decreased spending from our existing service provider customers for multi-screen video services, with a majority of the decline coming from North America partially offset by an overall increase in EMEA during the nine months ended October 31, 2012 compared to the same prior year period. The overall increase in EMEA during the nine months ended October 31, 2012 was due primarily to our strong performance in EMEA during the three months ended April 30, 2012 as our performance in EMEA has slowed in the six months ended October 31, 2012 due to a weakening economic environment in Western Europe.

Cost of Revenue and Gross Profit

Cost of revenue decreased by $2.3 million, or 47%, to $2.5 million during the three months ended October 31, 2012 from $4.8 million during the three months ended October 31, 2011 primarily due to the corresponding decline in revenue. Gross profit percentage remained even at 65% during the three months ended October 31, 2011 and 2012.

Cost of revenue decreased by $1.2 million, or 9%, to $11.8 million during the nine months ended October 31, 2012 from $13.0 million during the nine months ended October 31, 2011 primarily due to the corresponding decline in revenue. Gross profit percentage slightly decreased from 63% during the nine months ended October 31, 2011 to 62% during the nine months ended October 31, 2012 primarily due to higher costs from shifts in product mix.

Operating Expenses

Our operating expenses increased by $1.9 million, or 23%, to $10.2 million during the three months ended October 31, 2012 from $8.3 million during the three months ended October 31, 2011, while operating expenses increased by $8.9 million, or 40%, to $31.3 million during the nine months ended October 31, 2012 from $22.4 million during the nine months ended October 31, 2011.

Research and Development Expenses

For the three and nine months ended October 31, 2012, research and development expenses increased $0.2 million, or 12%, and $1.2 million, or 25%, respectively, compared to the same prior year periods. Research and development expenses increased primarily due to increases in rent from our new facility in Rennes, France and personnel-related expenses for additional engineering contractors to supplement and support existing headcount for certain research and development activities. Although we are devoting substantial resources to the development of additional functionality for our existing products and the development of new products, we are focusing on only deploying resources to activities that align with our overall corporate strategy. Research and development expenses are presented net of French research tax credits, which amounted to $0.3 million and $0.3 million for the three months ended October 31, 2011 and 2012, respectively, and $0.6 million and $0.9 million for the nine months ended October 31, 2011 and 2012, respectively.

Sales and Marketing Expenses

For the three months ended October 31, 2012, sales and marketing expenses increased $0.9 million, or 22%, compared to the same prior year period primarily due to an increase of $0.3 million in consulting services and $0.2 million in marketing expenses. Depreciation and amortization increased by $0.3 million primarily due to demo pool inventory expansion.

For the nine months ended October 31, 2012, sales and marketing expenses increased $5.3 million, or 47%, compared to the same prior year period primarily due to increased headcount which led to an increase of $2.0 million in personnel-related expenses, such as payroll, payroll taxes, benefits and commissions. Travel expenses increased by $0.9 million, while marketing expenses increased by $0.4 million as we made efforts to increase our brand awareness and global footprint through tradeshows, enhancing web and social media presence and participating in co-marketing campaigns. In addition, consulting costs increased by $0.7 million as we added additional sales resources worldwide. Depreciation and amortization increased by $0.7 million due to demo pool inventory expansion and additional equipment purchased to support increased headcount. We expect to continually monitor our sales and marketing expenses to ensure they align with our overall corporate strategy.

General and Administrative Expenses

For the three months ended October 31, 2012, general and administrative expenses increased $0.8 million, or 37%, compared to the same prior year period primarily due to an increase of $0.2 million in professional services related to our use of outside finance, accounting, investor relations and legal resources, including consultants, and $0.3 million in bad debt expense as more of our accounts receivable originated from regions with more payment risk such as Asia, India and the Middle East.

For the nine months ended October 31, 2012, general and administrative expenses increased $2.4 million, or 37%, compared to the same prior year period primarily due to an increase of $0.7 million in professional services related to our use of outside finance, accounting, investor relations and legal resources, including consultants, and $0.6 million in bad debt expense as more of our accounts receivable originated from regions with more payment risk such as Asia, India and the Middle East. Stock compensation expense also increased by $0.6 million primarily due to additional grants to outside directors, executive management and current employees. We expect to continually monitor our general and administrative expenses to ensure they align with our overall corporate strategy.

Interest Income, net

For the three and nine months ended October 31, 2012, interest income, net, increased by $0.1 million, or 203%, and $0.1 million, or 147%, respectively, compared to the same prior year periods primarily due to the offset of interest expense with interest income generated from the short term investment account we established using existing cash during the nine months ended October 31, 2012.

Other Income, net

For the three months ended October 31, 2012, other income, net, remained mostly even, while decreasing $0.3 million, or 151%, respectively, compared to the same prior year periods primarily due to changes in our realized foreign currency translation gain or loss.

Liquidity and Capital Resources

On April 24, 2012, the Company sold 6,500,000 shares of common stock at a price to the public of $9.00 per share in an initial public offering (“IPO”). The shares began trading on the NASDAQ Global Market on April 25, 2012. The $48.5 million in net proceeds from the IPO were received on April 30, 2012, which was the closing date of the IPO. Immediately prior to the closing of the offering, all outstanding shares of convertible preferred stock converted into common stock on a one-for-one basis. The convertible preferred stock converted into 6,988,120 shares of common stock and 1,006,206 shares of Series 1 common stock and 12,909,470 shares of Series 2 common stock converted into one class of common stock. In addition to the 6,500,000 shares of common stock sold in the IPO, existing stockholders of the Company also sold 1,255,000 shares of common stock in the IPO.

Prior to the IPO, we funded our operations primarily with proceeds from issuances of convertible preferred stock and borrowings under our credit facilities. We raised an aggregate of $95.1 million, net of issuance cost, from the sale of our convertible preferred stock, including the conversion of convertible promissory notes. We also funded purchases of equipment and other general corporate services with proceeds from our borrowings under our credit facilities. We believe that our existing cash and cash equivalents as of October 31, 2012 will be sufficient to fund our operations and capital expenditures for at least the next 12 months. However, management may in the future elect to finance operations by utilizing our credit facilities or selling equity securities. If additional funding is required, there can be no assurance that additional funds will be available to us on acceptable terms on a timely basis, if at all, or that we will generate sufficient cash from operations to adequately fund our operating needs or sustain profitability. If we are unable to raise additional capital or generate sufficient cash from operations to adequately fund our operations, we will need to curtail planned activities to reduce costs. Doing so will likely have an unfavorable effect on our ability to execute on our business plan.

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our financial statements which are included elsewhere in this Quarterly Report on Form 10-Q (in thousands):

	Nine months ended October 31,
	2011	2012
Cash used in operating activities	$(4,200)	$(12,107)
Cash used in investing activities	$(2,107)	$(19,178)
Cash provided by financing activities	$2,634	$48,953

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

Cash used in operating activities of $12.1 million during the nine months ended October 31, 2012 reflected a net loss of $12.1 million, non-cash charges of $2.0 million for depreciation and amortization, $2.1 million for stock-based compensation and $0.7 million in bad debt expense. The change in net operating assets and liabilities primarily consisted of cash uses of $0.6 million in accounts receivable, $0.2 million in inventory, $2.7 million in accounts payable and accrued liabilities and $3.2 million in deferred revenue. The decrease in operating cash relating to accounts receivable was primarily due to an increase in our allowance for doubtful accounts due to higher concentration of sales in regions with more payment risk such as Asia, India and the Middle East, while the decrease in operating cash relating to accounts payable and accrued liabilities primarily resulted from lower revenues and thus, less amounts due to our third party contract manufacturer. Cash sources from changes in net operating assets and liabilities primarily consisted of $0.6 million in other non-current liabilities relating to our new research and development facility in Rennes and $1.2 million in deferred inventory costs. Operating cash relating to deferred revenue and deferred inventory costs decreased and increased, respectively, during the nine months ended October 31, 2012 primarily due to timing of revenue recognition as previous deferred transactions were recognized during the current nine month period and a majority of new revenue transactions are now subject to the new revenue recognition rules adopted during our fiscal year 2012, and accordingly, are less likely to be subject to full deferral.

Cash Flows from Investing Activities

During the nine months ended October 31, 2012, our investing activities consisted of a $15.7 million net investment in commercial paper and corporate bonds in accordance with guidelines set forth in our investment policy and capital expenditures amounting to $3.5 million primarily for the purchase of equipment. We did not make any short-term investments until the three months ended April 30, 2012.

Cash Flows from Financing Activities

On April 24, 2012, we received aggregate proceeds of approximately $54.4 million from our IPO, net of underwriters’ discounts and commissions, but before deduction of offering expenses of $5.8 million. Immediately prior to the closing of the IPO, all shares of our outstanding convertible preferred stock automatically converted into 6,988,120 shares of common stock, and outstanding warrants to purchase 36,000 shares of convertible preferred stock at $12.50 per share remain outstanding and were contractually adjusted immediately prior to the closing of the IPO to purchase 36,000 shares of common stock at $12.50 per share. As of October 31, 2012, we had 26,921,279 shares of common stock issued and outstanding.

Prior to our IPO, we financed our operations primarily with proceeds from issuances of convertible preferred stock and borrowings under our credit facilities.

Off-Balance Sheet Arrangements

As of October 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of October 31, 2012:

	Payments Due by Period
Contractual Obligations:	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Operating lease obligations	$239	$2,495	$1,182	$2,118	$6,034

We entered into a new lease agreement for our research and development facility in Rennes, France under an operating lease that we expect to expire in 2021. We also lease four other facilities in the United States, China, Japan and Singapore, the longest of which expires in 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Risk

Most of our sales are denominated in U.S. dollars, and therefore, our revenues are not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro relative to the U.S. dollar. We have a large research and development facility in France and pay our employees located in France in Euros. To date, we have not entered into any hedging contracts. During the three months ended October 31, 2012, a 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our expenses are denominated would have had an estimated impact of approximately $1.3 million on our financial position and results of operations.

Interest Rate Sensitivity

We had cash and cash equivalents of $45.0 million and short-term investments of $15.7 million as of October 31, 2012. Our cash and cash equivalents are held primarily in cash deposits and money market funds, while our short-term investments consist of commercial paper and corporate bonds. We hold our cash and cash equivalents for working capital purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. During the three months ended October 31, 2012, a 10% appreciation or depreciation in overall interest rates would not have had a material impact on our interest income.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of October 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended October 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our material legal proceedings, see the section titled “Legal Matters” included in Note 5 —“Commitments and Contingencies” in the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q which is incorporated by reference herein.

ITEM 1A. RISK FACTORS

If any of the following risks actually occurs, our business, financial condition and results of operations could be harmed. In that case, the trading price of our common stock could decline and our investors might lose all or part of their investment in our common stock. The risks and uncertainties described below are not the only ones we face. The reader should also refer to the other information set forth in this Form 10-Q, including our consolidated financial statements and the related notes. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

We depend on the capital spending of telecommunications, cable and satellite service providers, as well as broadcast, media and Internet content providers for a substantial majority of our revenue. Any material decrease or delay in capital spending in these industries has in the past and could continue in the future to negatively impact our operating results, financial condition and cash flows.

A substantial majority of our historical revenue has been derived from sales to telecommunications, cable and satellite service providers, as well as, more recently, the emerging broadcast, media and Internet content providers. We expect that revenue from all of these markets will constitute a substantial majority of our revenue for the foreseeable future. Because many of our customers in these markets purchase our products in connection with constructing and upgrading their architecture and systems, demand for our products depends on the magnitude and timing of capital spending by our customers. The capital spending of our target telecommunications, cable and satellite service provider customers has recently slowed and caused a significant decline in our business levels and financial results. If this slowdown continues, our operating results and financial condition will continue to be negatively impacted in a significant manner. We currently have limited visibility into the spending patterns of our large target customers and cannot predict when these conditions will improve.

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

We have incurred significant losses since our inception, including net losses of $5.6 million during the three months ended October 31, 2012 and $12.1 million during the nine months ended October 31, 2012. As of October 31, 2012, we had an accumulated deficit of $90.9 million. These losses have resulted principally from a reduction in sales and costs incurred in our research and development programs and sales and marketing programs. We may incur operating losses for at least the foreseeable future as a result of the expenses associated with the continued development and expansion of our business. Additionally, now that we are a public company, we expect that our general and administrative expenses will increase due to the additional operational and reporting costs associated with being a public company. We may also increase our research and development expenses. Our ability to attain profitability in the future will be affected by, among other things, our ability to execute on our business strategy, the continued acceptance of our products, the timing and size of customer orders, the average sales prices of our products, the costs of our products, and the extent to which we invest in our sales and marketing, research and development, and general and administrative resources. If we are unable to attain profitability, our business would be harmed and our stock price could decline.

We rely on systems integrators, who serve as our channel partners, for a significant portion of our revenue, and disruptions to, or our failure to develop and manage, our relationships with these channel partners and the processes and procedures that support them could materially and adversely affect our business.

We generate a significant portion of our revenue through sales to channel partners, principally to assist us with the integration of our software-based solution with other third-party products to provide a tailored solution for the end-customer. Our aggregate revenue through sales to channel partners was $6.4 million and $3.9 million during the three months ended October 31, 2011 and 2012, respectively, and $18.7 million and $22.0 million during the nine months ended October 31, 2011 and 2012, respectively. We expect that these sales to channel partners will continue to generate a significant percentage of our revenue in the future. Accordingly, our future success is highly dependent upon establishing and maintaining successful relationships with a variety of channel partners.

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

The timing of our sales is difficult to predict. Our sales efforts involve educating our customers about the use and benefits of our software-based solution, including the technical capabilities of our products and the potential cost savings achievable by organizations deploying our software-based solution. Customers, particularly in the cable, satellite and telecommunications industries, typically undertake a significant evaluation process, which frequently involves not only our products but also those of our competitors and can result in a lengthy sales cycle. We spend substantial time, effort and money on our sales efforts without any assurance that such efforts will produce any sales. In addition, purchases of our products are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. The recent decline in general economic conditions, particularly in North America and Western Europe, has resulted in a significant slowdown in spending decisions by our target customers which in turn has significantly lengthened our sales cycle. The length of a customer’s deployment period may directly affect the timing of any subsequent purchase of additional products by that customer. In addition, once we deliver our software-based solution to our customers, we may not be able to recognize revenue for the sale until the customer completes its acceptance procedures. If sales expected from a specific customer for a particular quarter are not realized or completed in that quarter or at all, our operating results, financial condition and cash flows could be materially and adversely affected.

Our operating results are likely to fluctuate significantly and may fail to meet or exceed the expectations of securities analysts or investors, causing our stock price to decline.

Our operating results have fluctuated in the past and are likely to continue to fluctuate in the future, on an annual and a quarterly basis, as a result of several factors, many of which are outside of our control. For example, our revenue for the three months ended October 31, 2012 was $7.2 million compared to $10.8 million during the three months ended July 31, 2012 due to a general slowdown in spending by our service provider customers, in particular in North America and Western Europe.

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

Historically, a majority of our revenue has been derived from relatively few customers. Sales to our ten largest customers during the nine months ended October 31, 2012 together accounted for approximately 50% of our total revenue. During the nine months ended October 31, 2012, sales to one large channel partner accounted for 10% of our total revenue. During the nine months ended October 31, 2011, sales to the same channel partner and one direct customer, accounted for 10% and 15% of our total revenue, respectively. We expect to see continuing industry consolidation and customer concentration. At the same time, we are currently targeting large customer accounts, which if successful, could increase our concentration risk on an even smaller group of customers. This customer concentration increases our susceptibility to a slowdown in spending patterns and decreases in capital spending of our large target customers. As a slowdown in spending by our large target customers occurs, our operating results can experience a significant decline. Even if we are successful in selling a large volume of products to these large potential customers, we may not be able to continue to sell such large volumes to these customers, which could cause our operating results to fluctuate significantly and decline.

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

We were incorporated in January 2000 and began commercial shipments of our products in 2001. As a result of our limited operating history, it is very difficult to forecast our future operating results. For example, our revenue results for the past two fiscal quarters have been significantly below our expectations for each of these respective quarters. We face challenges in our business and financial planning as a result of the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to more mature companies with longer operating histories. In addition, we typically sell our products on a purchase order basis, and not under long-term contracts, which means we do not have extended visibility into our future levels of revenue. These uncertainties make it difficult to predict our future operating results. If the assumptions we use to plan our business are incorrect or change in reaction to a change in our markets, our operating results, financial condition and cash flows could be materially and adversely affected.

We must increase market awareness of our software-based solution and develop and expand our sales channels and opportunities, and if we are unsuccessful, our operating results, financial condition and cash flows could be materially and adversely affected.

We must improve the market awareness of our software-based solution and expand our relationships with our channel partners in order to increase our revenue. We must also improve our sales execution to, among other things, increase the number of our sales opportunities. We intend to continue to add personnel and to expend resources in our sales and marketing functions as we focus on expanding awareness of our software-based solution and create additional sales opportunities. Further, we believe that we must continue to develop our relationships with new and existing channel partners to effectively and efficiently extend our geographic reach and market penetration. Our efforts to improve our sales could result in a material increase in our sales and marketing expense and general and administrative expense, and there can be no assurance that such efforts will be successful. If we are unable to significantly increase the awareness of our software-based solution, create additional sales opportunities, expand our relationships with channel partners, or effectively manage the costs associated with these efforts, our operating results, financial condition and cash flows could be materially and adversely affected.

We depend significantly on our international revenue and are subject to the risks associated with international operations, which may negatively affect our operating results.

Revenue derived from customers outside of the United States during the three months ended October 31, 2011 and 2012 represented 76% and 90% of our revenue and 74% and 86% during the nine months ended October 31, 2011 and 2012. We expect that international revenue will continue to represent a similar substantial percentage of our revenue for the foreseeable future. Our international operations and our efforts to maintain and increase revenue in international markets are subject to a number of risks, which are generally greater with respect to emerging market countries, including the impact on our business and operating results of:

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below market expectations, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, allowances for doubtful accounts, valuation of deferred inventory costs, useful lives of property and equipment, valuation of deferred tax assets and stock-based compensation.

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

We have been named as a defendant in a purported securities class action law suit. This, and other litigation could cause us to incur substantial costs and divert our attention and resources.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Companies such as ours in the high technology industry are particularly vulnerable to this kind of litigation due to the high volatility of their stock prices. On October 5, 2012, we were named, among other defendants, in a purported class action on behalf of purchasers of shares issued in our IPO that generally alleges that the registration statement for our IPO contained materially false or misleading statements. This and any future lawsuits to which we may become a party will likely be expensive and time consuming to investigate, defend and resolve, and will divert our management’s attention. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle lawsuits on similarly unfavorable terms, which could adversely affect our business, financial conditions, or results of operations.

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

We currently intend to use the net proceeds received by us from the offering for working capital and general corporate purposes, including further expansion of our sales and marketing efforts, continued investments in research and development and for capital expenditures. Specifically, we intend to hire additional personnel to support the growth in our business. In addition, we may use a portion of the proceeds for acquisitions of complementary businesses, technologies or other assets. We have no agreements with respect to any material acquisitions at this time and we have not allocated specific amounts of net proceeds for any of these purposes. As of October 31, 2012, the net offering proceeds have been invested in money market funds and high credit quality commercial paper and corporate bonds. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on April 25, 2012.

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
Date: December 12, 2012