Form 10-K
period 2013-01-31
ENVIVIO INC
filed 2013-04-25
CIK 1174266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended January 31, 2013

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 001-35205

ENVIVIO, INC.

(Exact name of registrant as specified in its charter)

Delaware	3663	94-3353255
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

400 Oyster Point Boulevard, Suite 325

South San Francisco, California 94080

(650) 243-2700

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Based on the closing sale price of the Common Stock on the NASDAQ Global Market on July 31, 2012, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $98,877,433.

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding on April 15, 2013 was 27,100,124.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance. Forward-looking statements may include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or other wording indicating future results or expectations. Forward-looking statements are subject to risks and uncertainties, and actual events or results may differ materially. Factors that could cause our actual results to differ materially include, but are not limited to, those discussed under “Risk Factors” in this report:

•	the impact of industry consolidation;

•	overall demand for communications services and consumer acceptance of new video and data services;

•	competitive pressures, including pricing pressures;

•	access to financing;

•	general economic conditions;

•	annual capital spending budget cycles of each of the industries that our customers serve;

•	federal, local and foreign government regulation of telecommunications and television broadcasting;

•	evolving industry standards and network architectures;

•	discretionary consumer spending patterns;

•	delays in the evaluation of new services, standards and system architectures by many operators;

•	emphasis by operators on generating revenue from existing customers, rather than from new customers through new construction or network upgrades;

•	a reduction in the amount of capital available to finance projects;

•	proposed and completed business combinations and divestitures by our customers and the length of regulatory review thereof; and

•	bankruptcies and financial restructuring of customers.

Except as required by law, we undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstances that arise after the date of this report, or to conform such statements to actual results or changes in our expectations.

PART I

ITEM 1. BUSINESS

OVERVIEW

We are a leading provider of software-based IP video processing and distribution solutions that enable the delivery of high-quality video to consumers. Based on our unique video compression and advanced IP video processing networking technologies, our solutions enable service providers and content providers to offer high-quality video anytime, anywhere, across a broad array of video formats, networks, consumer devices and operating systems. We refer to this video experience as TV without Boundaries and believe it is one of the fastest growing components of the video infrastructure market. Our software-based solutions run on industry-standard hardware and include encoders, transcoders and network media processors, all controlled through our network management system.

We enable service providers and content providers to deliver linear broadcast and on-demand video services to their customers via multiple screens, such as TV, tablets, mobile handsets, netbooks, laptops, and PCs. This high-quality video can be delivered to end users either across service providers’ managed networks or outside the boundaries of their networks over the open Internet, referred to as over-the-top, or OTT. Our customers include mobile and wireline telecommunications service providers, cable multiple system operators, or MSOs, direct broadcast satellite service providers, or DBSs, and content providers, which includes broadcasters and content publishers, owners, aggregators and licensees. We distribute our products and solutions globally through a network of channel partners, which includes leading telecommunications systems integrators throughout the world, as well as our own direct sales force.

We differentiate our solutions by offering flexibility and scalability to our customers. Our software is pre-loaded on standards-based servers or deployed on IT-centric blade servers and can be pre-configured based upon each customer’s requirements. Our software-based products enable differentiated features and revenue-enhancing applications along with a high quality of experience and carrier-class reliability. We provide additional flexibility to our customers by offering continuous software enhancements and reconfigurations to adapt to the rapidly evolving consumer device landscape. Our solutions conform to international telecommunications standards. In addition, we work closely with our network of technology partners to support a wide range of video platforms, formats and features.

Envivio was incorporated in Delaware on January 5, 2000. Our company is based in South San Francisco, California, with our research and development center located in the metropolitan area of Rennes, France, and we have a presence in Australia, Austria, Brazil, China, England, India, Japan, Singapore and the United Arab Emirates. We have sold our solution to over 300 end-customers to date in more than 50 countries. Our customers include the top global service providers: nine of the top ten global broadband service providers, which includes three of the top four U.S. cable service providers, and eight of the top ten global mobile service providers.

INDUSTRY BACKGROUND

In the early 1990s, consumers began to experience the first digital TV technology evolution when it became possible to transmit significantly more TV channels while utilizing the same amount of bandwidth compared to analog TV. As a result, new service offerings emerged such as direct broadcast satellite TV and digital cable TV, and the channel offerings available to consumers grew from a few channels to hundreds of channels. In the mid 2000s, the second wave of digital TV technology evolution began, fueled by high definition TV sets, new connected devices and increased access to broadband Internet through wireless and wireline networks. As this technology matured, it became possible for service providers and content providers to deliver video content to a broad array of devices over mobile and broadband networks. This new era of digital TV technology enables service providers and content providers to deliver, and consumers to enjoy, a high-quality video experience anytime, anywhere.

We believe the market for TV without Boundaries is driven by several key consumer trends, including the following:

•

Demand for quality — The emergence of new high definition, or HD, standards for broadcast TV, including UltraHD, the broad availability of cost-effective Blu-ray disc players, which is the HD standard for stored video, the increasing availability of HD and IP-connected TVs, and the availability of numerous HD Pay-TV services has resulted in consumers expecting and demanding a higher quality video experience. Mobile devices and tablets are also improving screen resolution to allow for the display of HD video to meet consumer demands. As a result of these trends, consumers are increasingly demanding higher definition video that is free from video artifacts, including re-buffering, blockiness and cut screen.

•

Demand for anytime access to video content — The availability of cost-effective digital videorecorders enabling time-shifting as well as on-demand services offered by service providers has made consumers increasingly accustomed to accessing video content anytime they choose. Time-shifting catch-up TV and on-demand are features and services that allow consumers to choose when they watch video content that would otherwise only be available at fixed timeframes scheduled by the service provider.

•

Demand for anywhere access to video content — The proliferation of video-enabled mobile devices, such as tablets, smartphones, netbooks and laptops, is driving demand for video services irrespective of the consumer’s location.

•	Demand for advanced video services in the home — Video consumption growth is also occurring in the home. The rise in IPTV set top boxes and OTT set top boxes is expected to continue to drive demand.

As a result of these consumer trends, video consumption has moved beyond the home and a standard TV to an Internet-enabled TV, tablet, PC and mobile device, which we refer to as multi-screen video. In addition, the number of consumers who have access to high-quality video content is increasing as broadband devices and connections increase. These consumer trends raise new challenges impacting how service providers and content providers address the delivery of video services to consumers with the goal of providing high-quality content anytime, anywhere, on any device — TV without Boundaries.

KEY VIDEO MARKET SEGMENTS

Service providers and content providers are addressing evolving consumer demands for video through different market segments. The key video market segments include:

Managed Subscription Video and IPTV (Digital Pay-TV) — Digital Pay-TV is operated over a managed network and is characterized by having a high quality of consumer experience and a high standard of security, interactivity and reliability. As traditional telecommunications service providers have sought growth in average revenue per user and as they attempt to defend against voice, data and video service bundles offered by MSOs, traditional telecommunications service providers have broadened their suite of services to include Digital Pay-TV.

Mobile Video — The combination of advanced, user-friendly mobile devices coupled with the proliferation of 3G, 4G and Wi-Fi broadband networks, along with innovative business models that support the creation and deployment of video-enabled applications and services, has accelerated the demand for mobile video.

Over-the-Top Video — As more consumers obtain access to broadband connectivity, it is now possible for broadcasters and content publishers, owners, aggregators and licensees to target consumers directly over the open Internet infrastructure with an acceptable video and service quality. OTT can be delivered through any broadband network, such as cable, DSL, 3G and Wi-Fi. Recently, content providers, such as Hulu and Netflix, have gained broad consumer adoption due to these trends. Many broadcasters and content owners, such as BBC, CBS and ESPN, and sports leagues, such as the NBA and MLB, have each created a very significant video presence online.

SERVICE PROVIDER AND CONTENT PROVIDER TRENDS

Service providers and content providers must continue to launch innovative new service offerings in order to address evolving consumer trends and video delivery models. Key trends have emerged that impact the way service providers and content providers operate.

•

Service providers — Traditional Pay-TV service providers, including MSOs and DBSs, have been challenged, first by traditional telecommunications service providers, who have gained market share from Pay-TV, and most recently by OTT providers, who have launched successful services, such as Apple iTunes, Amazon, Google, Hulu, Netflix and Vudu. Traditional telecommunications service providers are competing with MSOs and DBSs by offering bundled services where consumers can enjoy a single service package and monthly bill covering broadband Internet, voice and video services, or triple play, and additionally bundling mobile as a fourth service, or quad play. Service providers who also operate mobile networks can leverage their dual-network presence to offer innovative services. For example, Verizon launched My FiOS, an extension of its FiOS network, to its mobile subscribers. In reaction to this competitive threat, MSOs and DBSs are launching innovative services that deliver video content to PCs and mobile devices. For example, Time Warner Cable launched TWC TV, which allows Time Warner subscribers to control devices using an iPad or iPhone throughout the digital home, and watch live television on their iPad or iPhone as well. Broadband service providers have also been engaged in commercial battles with content delivery network service providers, such as Akamai, Level 3 and Limelight, and are starting to offer competing solutions for efficient video delivery on their own network.

•

Content providers — Content providers include broadcasters and content publishers, owners, aggregators and licensors. As wireless and wireline broadband becomes more readily available, content providers of all types have adopted new business models to capitalize on the demand for video services as well as the direct access to consumers enabled by the Internet. Broadcasters and content owners, including Disney, BBC, ESPN and HBO, have broadened their means of distribution to consumers beyond the linear broadcast business model to include direct OTT distribution. In addition, new business models from emerging content providers, including Apple iTunes, Amazon, Google, Hulu, Netflix and Vudu, have circumvented traditional service provider and programmer distribution channels to reach consumers directly via OTT delivery. Those OTT providers compete with traditional service providers by offering aggressive pricing, à la carte services and innovative new advertising models.

LIMITATIONS OF EXISTING TECHNOLOGIES

Existing technologies designed to enable video delivery are largely either engineered solely for broadcast-centric applications serving standard TVs, or engineered solely for web delivery of content. Products designed only for broadcast-centric applications do not address the growing diversity of devices and networks, and products designed only for web delivery of content do not address the technical requirements of traditional broadcast TV or provide the quality, reliability and manageability expected by service providers. Although the video delivery models of service providers and content providers historically have had different demands, their offerings are converging in the marketplace. As a result of this convergence, service providers and content providers face challenges delivering high quality video to consumers on any device while supporting a wide array of video formats. In addition, service providers and content providers do not adequately address the complexities of the of the ever-changing video delivery landscape. As video delivery expands to multiple screens and formats, existing technologies are not optimized for the efficient delivery of this new trend of services.

Traditionally, service and content providers deployed point solutions to distribute video to each class of device. As these delivery models converge to meet evolving consumer demands for TV without Boundaries and operators need to significantly scale their services, this silo approach to video delivery presents inherent limitations and increased costs for service and content providers. Traditional video delivery systems for service providers have focused on quality of experience without the need to address a wide array of network technologies or growing number of devices and operating systems. Current video delivery systems designed to address mobile and OTT video services have focused on addressing multiple network technologies and different devices and operating systems, without supporting traditional TV delivery or addressing the consumer demand for quality of experience. As these services converge and service providers and content providers attempt to address the needs of their end users in a single solution, the delivery of video increasingly requires new architectures that can accommodate delivery of high-quality video across multiple networks to multiple devices with the flexibility to adapt to a rapidly evolving market. In addition, solutions focused exclusively on OTT video delivery typically handle multiple devices but often lack the quality, scalability and reliability that a service provider offering a subscription or ad-based premium video service requires.

THE ENVIVIO SOLUTION

Our software-based solution is capable of delivering a true converged multi-screen service across mobile, broadband and managed networks, allowing service providers and content providers to offer consumers the same high-quality experience across multiple devices and networks through a single converged solution. We utilize a unified software architecture to provide a flexible video delivery platform to service and content providers that can evolve with the market needs. Our solution is designed to eliminate the need for separate point solutions for each screen so that service providers and content providers are able to benefit from scale and avoid the added costs of maintaining several hardware platforms and the related maintenance, redundancy, staff and support that they would otherwise incur with separate point solutions for each screen. We believe our solution offers the following key benefits to our customers:

•

Provides a high-quality video experience — We have designed a solution that enables the delivery of video to consumers to traditional TV and multiple screens while maintaining a high-quality video experience, delivered using MPEG-2, MPEG-4 AVC (H.264), and advanced adaptive streaming technologies. Irrespective of whether video is delivered across mobile networks, managed video networks or OTT, our solution enhances the consumer’s experience by reducing video artifacts, including re-buffering, blockiness and cut screen. We believe the combination of our technological sophistication and the flexibility of our solution enables both service providers and content providers to deliver a high quality of experience to consumers who demand TV without Boundaries.

•

Addresses complexities of multi-screen video delivery — Our solution addresses the complexities of the service provider and content provider ecosystems by providing a platform to effectively enable delivery of video over mobile and IP networks to a wide array of device and operating system combinations in a number of display formats and resolutions. We provide our solution on a single platform, which is easy to deploy, easy to maintain and simple to upgrade, or in an IT datacenter environment, rather than a complex series of disparate point solutions.

•

Provides scale with carrier-class reliability — Our solution is designed to meet the stringent requirements of service providers and is highly reliable, highly scalable and meets top industry certifications.

•

Ingests and delivers video in a broad array of formats — Our software-based solution is compatible with all major video formats across all major codecs, resolutions, frame rates, bitrates and transport profiles. We accommodate the transport of video through different networks, such as broadband and mobile networks, or traditional cable and satellite broadcast networks. In addition, our converged video delivery solution transcodes content into a wide array of professional video formats, such as 3GPP, Adobe HTTP Dynamic Streaming, Apple HTTP Live Streaming and Microsoft Smooth Streaming.

•

Leverages existing datacenter infrastructure for enhanced video delivery — As service providers are increasingly consolidating their network and IT infrastructure and deploying cloud-based services, they are looking for ways to reduce the number of hardware elements throughout their network. Using our proprietary software-based solution, service providers can leverage their existing datacenter infrastructure to deliver enhanced video services without having to deploy additional costly hardware elements.

•

Optimizes video distribution architecture — Our solution is designed to optimize bandwidth and to ensure that video is delivered to the consumer in a highly efficient manner. We allow service providers to send video using a single format across their network, irrespective of the number of target devices they want to reach. Our solution adapts video content at each edge location distributed throughout the network, eliminating the need to repetitively deliver the same video in different formats from the core of the network to the edge. Service providers, therefore, operate much more efficiently by lowering bandwidth usage, lowering power consumption, reducing potential network bottlenecks and associated costs.

•

Enables new service monetization — Our solution is also designed to allow paid or ad-supported services to be delivered to multi-screens. Our video content protection and linear ad-insertion technologies are tailored for multiple devices, allowing service providers to offer subscription-based or ad-based business models for multiple devices.

OUR TECHNOLOGY AND PRODUCTS

Our innovative video processing and delivery solution is based on a suite of products built upon a proprietary software platform that our engineers have developed over more than a decade. By combining this proprietary software platform with the latest generation of industry-standard servers and other third-party products, we have created an innovative suite of video processing and distribution products addressing multi-screen video applications.

CORE TECHNOLOGIES

We believe our portfolio of compression and distribution technologies is more advanced than those of our competitors. Our software platform is the foundation of our video processing and distribution products and incorporates the following core technologies:

•

Modular software architecture — Our core competencies are in developing advanced media compression and video over IP technologies, where we deliver a carrier grade, multi-screen solution. We accomplish this by leveraging our contribution to the MPEG-4 standard and our rights to MPEG-4 related patents. Our modular software architecture provides a common platform of capabilities and features that allows our products to perform critical video processing and distribution functions, including ingest, processing, packaging, protection and encryption, network optimizations and monitoring. In addition, our software-based architecture allows customers to enable features or add capacity through the input of a simple security or license key.

•

Multi-core video compression — We have developed a patented set of video processing and compression algorithms designed to optimize performance on industry-standard, multi-core hardware chipsets. These algorithms are central to all of our encoder and transcoder products. Due to the evolution in the number and speed of CPU cores, our encoding products have constantly increased their transcoding capacity. We believe that our video compression technology is designed to optimize bandwidth utilization while maintaining the highest possible level of video quality. This allows for a reduction in the cost to deliver video, or an increase in the video quality at a specified network capacity.

PRODUCTS

Our unified video headend solution and unified delivery infrastructure for live and on-demand multi-screen video delivery are built on our encoding, transcoding and video distribution products. A headend is the hub of a television system at the central location of the network. The headend receives video feeds for multiple channels and transmits video to subscribers. Our product suite, which includes Muse, Halo, 4Caster and 4Manager, enables video headends to be tailored by our customers to serve various combinations of tablets, mobile handsets, netbooks, laptops, PCs and traditional or connected TVs.

Our hardware can be easily reconfigured by our customers to deliver content to consumers on a broad array of devices with additional software options that expand device support as new devices are introduced and add support for premium features and applications. Our suite of products consists of the following:

•

Envivio Muse™ — Muse is our multi-screen software architecture designed for live or file-based video transcoding and distribution to multiple devices. It is designed to significantly improve efficiency and operations compared to architectures that require separate broadcast and multi-screen headend equipment. Muse is available on industry-standard blade servers or our 4Caster appliances and enables service providers running large-scale operations to leverage their existing datacenter infrastructure to deliver enhanced video services.

•

Envivio Halo™ — Our Halo Network Media Processor performs final content processing and adaptation for consumer devices, including protected adaptive bitrate streams compatible with Apple iOS, Android 3.0 and Microsoft Smooth Streaming enabled consumer devices. We introduced Halo to our customers in November 2010. Halo also enables advanced functionality such as ad insertion and content protection for mobile devices that facilitates service monetization and enables immersive end user experiences. Halo Network Media Processors can be added by network operators as needed, locally or distributed, to support new devices without impacting the headend. When launching a multi-screen service, Halo allows our customers to significantly reduce bandwidth usage on the network infrastructure.

•

Envivio 4Caster™ — Our 4Caster standards-based appliance delivers video to mobile, PC and TV from a single platform. We have designed 4Caster to optimize live and on-demand workflows for video delivery commensurate with the characteristics of both legacy and current network infrastructures by encoding video input in multiple codecs, resolutions, bit rates and formats. 4Caster utilizes pre-processing techniques to clean and optimize video sources before encoding. 4Caster is designed to perform high-quality compression and content encryption to secure high-value content from the headend to the edge device that meets the requirements of content owners for quality, content protection and digital rights management. Our 4Caster product is available in various models to fit the specific requirements of our customers.

•

Envivio 4Manager — Our 4Manager network management system is specifically engineered to manage next generation video headends for mobile TV, OTT and IPTV, while continuing to support traditional broadcast distribution networks. 4Manager allows service providers to monitor and control all headend appliances with a simple yet comprehensive web-based user interface using a customizable layout. 4Manager is designed to maximize video headend availability and reliability by reporting system malfunctions and can automatically switch away from a defective unit, minimizing service disruption. This allows service providers to reduce operational costs and provide a high quality of service for their customers.

We target three primary applications with our products, consisting of multi-screen, IPTV and mobile applications. In fiscal 2012, we derived 80%, 10% and 10% of our total revenue from sales of our products targeting multi-screen, IPTV and mobile applications, respectively. In fiscal 2013, we derived 62%, 21% and 17% of our total revenue from sales of our products targeting multi-screen, IPTV and mobile applications, respectively.

SERVICES

Customers can purchase services in support of our products, including:

•

On-site project assessment — Complete review of content sources, existing systems and middleware to determine the proper interface and adaptation equipment necessary for our customer to deliver an optimized consumer quality of experience.

•

Systems integration — Configure all the equipment with our solution according to network design and plan. We can test and integrate additional third-party equipment and validate predefined use cases in our labs.

•

On-site delivery — Install all equipment and test the operational environment, including redundancy and system monitoring as well as administer technical training to validate predefined use cases in an operational environment.

•	Operational and customer support — Provide different grades of service level agreements and support contracts according to requirements.

RESEARCH AND DEVELOPMENT

Our investment in research and development is critical to our business as we seek to develop new video processing and delivery solutions and support emerging technology. Our research and development lab is located in the metropolitan area of Rennes, France, where we believe we have ample access to talented video engineers and can benefit from a cost-effective, stable workforce. We have assembled a team of 60 engineers, substantially all of whom are software engineers, as of January 31, 2013, with expertise in various fields, including video compression, IP video protocols and user interface. Our success in developing new products and solutions depends on a variety of factors, including market demand for new products, product performance, adequate manufacturing processes and effective sales and marketing efforts. Research and development expenses totaled $5.2 million, $6.7 million and $7.6 million for fiscal 2011, 2012 and 2013, respectively.

SALES AND MARKETING

We primarily sell our video delivery solutions to our customers indirectly through our channel partners, and, to a lesser extent, directly through our internal sales force.

•

Channel sales — As part of our sales efforts, we have developed relationships with channel partners, primarily with large Tier-1 systems integrators, including telecommunications equipment manufacturers. As of January 31, 2013, we had over 20 active channel partnerships, including relationships with large telecommunications equipment providers throughout the world. We utilize our channel partners to assist with our sales into new Tier-1 customers and to manage our sales into Tier-2 and Tier-3 customers. These channel partners often act as a general contractor for network deployments and will use our products to fulfill the video infrastructure elements of a deployment. We may seek to selectively add distribution partners, particularly in additional regions outside North America, to complement or expand our business.

•

Direct sales — Our direct sales team sells our products and solutions to service providers and content providers globally. As of January 31, 2013, we had a sales force consisting of 44 employees worldwide. Our direct sales force has historically been focused on cultivating and selling into large service providers in major international markets. Even when we are partnering with a systems integrator or other channel partner, our internal sales force directly markets to prospective end-customers and carefully articulates our product benefits as a key component of an end-to-end solution. We maintain meaningful relationships with large service providers and intend to grow our direct sales efforts to become a larger portion of our total sales in the future.

Our marketing efforts are focused on building our brand awareness and qualifying sales leads for new and existing customers. We employ a team of marketing professionals and utilize our network of channel partners for additional marketing efforts. As of January 31, 2013, we had 15 marketing professionals globally. Our marketing team is responsible for branding, product marketing and managing our channel marketing programs. Our marketing team actively contributes to industry-related standards organizations, markets the Envivio brand at industry conferences and contributes to publications and other services to continuously promote our brand and products.

CUSTOMERS AND CHANNEL PARTNERS

We sell our video processing and delivery solution directly and indirectly through our channel partners to end-customers that include wireline and mobile telecommunications service providers, MSOs, DBSs, broadcasters and other content providers. An end-customer deployment of our solution can involve a varying amount of hardware and software depending on the size and requirements of the network. As of January 31, 2013, we had more than 300 end-customers in over 50 countries. Our customers include the top global service providers, including nine of the top ten global broadband service providers, which include three of the top four U.S. cable service providers, and eight of the top ten global mobile service providers.

In fiscal 2013, none of our customers accounted for more than 10% of our total revenue. In fiscal 2012, one of our customers directly accounted for 18% of our total revenue. In fiscal 2011, three of our customers, who are our channel partners, directly accounted for 11%, 12% and 12%, respectively, of our total revenue.

We derived 23%, 29% and 13% of our revenue from sales to customers located in the United States in fiscal years 2011, 2012 and 2013, respectively, and 77%, 71% and 87% of our revenue from international sales in fiscal years 2011, 2012 and 2013, respectively. We derived 24%, 21% and 28% of our revenue from sales to customers located in the Asia Pacific region in fiscal years 2011, 2012 and 2013, respectively. We derived 44%, 40% and 51% of our revenue from sales to customers located in EMEA in fiscal years 2011, 2012 and 2013, respectively.

MANUFACTURING, PRODUCTION AND SUPPLIERS

We outsource the manufacturing, assembly and testing of our encoding products to FutureQuest Incorporated, a manufacturer located in California. All of our products are manufactured on a purchase order basis whereby we detail the types and quantities of each of our products to be manufactured and the associated delivery terms. We have predefined minimum quantities and lead times in our purchase orders to minimize any product supply shortages that we may encounter due to unexpected fluctuations in demand or manufacturing capacity. We believe that our manufacturing and logistics processes allow us to preserve our working capital, reduce manufacturing costs and optimize fulfillment while maintaining product quality and flexibility. Our operations group oversees the manufacturing process and maintains relationships with our manufacturing partner and other component suppliers. Historically, we have not experienced significant delays in fulfilling customer orders and we maintain a good track record of on-time delivery. In addition, we have not experienced any significant manufacturing capacity constraints. In the future, we may need to add manufacturing partners to satisfy our production needs.

We source the components included in our products from various suppliers. We have not historically had any material issues procuring desired quantities of components necessary for production as a majority are standard off-the-shelf components and are, therefore, typically neither susceptible to supply shortages nor material lead times. However, any unpredicted shortages to the availability of components may require us to decrease our manufacturing output for a temporary period.

COMPETITION

The market for our solution is highly competitive and fragmented. With the rapid adoption of video-enabled mobile devices, ubiquitous broadband connectivity and the growing consumer demand for TV without Boundaries, the market for our products is attracting competition. As a result, we expect competition in our markets to intensify in the future as existing and new competitors introduce products to meet this demand. We believe the principal competitive factors in our market include the following:

•	Technological leadership;

•	Maintaining a high quality of video across a wide array of networks and devices including mobile, OTT and IPTV;

•	Product performance, price, reliability and total cost of ownership;

•	Domain expertise in video and communications, as well as close relationships with service providers;

•	Interoperability with existing headend products and network infrastructure;

•	Advanced management systems for video delivery solution reliability and manageability; and

•	Comprehensive customer support.

Currently, we compete with companies focused on more traditional broadcast delivery, including Harmonic Inc. We also compete with companies focused on multi-screen encoding, including Cisco Systems, Inc. (through its acquisition of Inlet Technologies LLC), Elemental Technologies and RGB Networks, Inc. (through its acquisition of RipCode, Inc.). Due to the evolving competitive landscape and growing market opportunity, we expect to encounter direct competition in the future from one or more larger traditional network infrastructure providers that may currently be one of our systems integrators, such as Google Inc. (through its acquisition of Motorola Mobility) and Ericsson AB. These network equipment companies may provide, as a package, encoding solutions in combination with other equipment that they traditionally sell to service providers.

We believe we compete favorably based on video quality across all screens, product performance, architecture and reliability and our expertise in seamlessly integrating new features and product updates to adapt to the dynamic requirements of service providers and content providers and evolving technological landscape. We also believe that we offer competitive service and prices. However, some of our current and potential competitors have significantly greater financial, marketing and other resources and may be able to devote greater resources to the development, sale and support of their products.

Conditions in our market could change rapidly as a result of technological advancements in video compression and delivery or from continuing market consolidation. The development of alternative technologies could decrease the demand for our products. We cannot be certain that we will be able to compete successfully against our current or future competitors, which may negatively affect our results of operations in the future.

INTELLECTUAL PROPERTY

Our intellectual property is a key element of the success of our business. We rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary confidentiality and other contractual protections. As of January 31, 2013, we had eight issued U.S. patents and five issued European patents. Our patents will expire on various dates from 2022 to 2028. In particular, we have patented key technologies related to the implementation of our 4Caster product. The key patents that protect the optimal implementation of the MPEG-4 algorithms on a generic multi-core computer platform include the following patents that were all issued in the United States: (i) our patent covering image coding or decoding device and method involving multithreading of processing operations over a plurality of processors, and corresponding computer program and synchronization signal, which expires in 2024; (ii) our patent covering image encoding or decoding method and device, with parallelization of processing over several processors and coprocessors, and corresponding computer-readable storage medium, which expires in 2028; (iii) our patent covering multiple-reference motion estimation method and device, coding method and device, computer program products and corresponding storage means, which expires in 2025; and (iv) our patent covering method and device for detecting transitions in a video sequence, method and device for coding, computer program products and corresponding storage means, which expires in 2025. In addition, we have four patent applications pending in the United States and one patent application pending in Europe. We have rights to 12 patents licensed to us by France Telecom. We own the registered trademark for Envivio in the United States, Hong Kong and the European Community and have protection for the Envivio trademark through the Madrid Protocol in China, France, Japan and South Korea. We also have one trademark application pending with the U.S. Patent and Trademark office.

Our core intellectual property is our video processing software platform. Our video processing technology is not materially dependent on any third-party technology. We protect our intellectual property primarily with patents and by generally requiring our employees and independent contractors with knowledge of our proprietary information to execute nondisclosure and assignment of intellectual property agreements. However, the steps we have taken to protect our technology may not be successful in preventing misuse by unauthorized parties in the future. In addition, if any of our products, patents or patent applications is found to conflict with any patents held by third parties, we could be prevented from selling our products, our patents may be declared invalid or our patent applications may not result in issued patents.

EMPLOYEES

As of January 31, 2013, our total headcount was 158 full-time employees. We had 60 research and development employees, 74 sales and marketing employees and 24 employees in general administrative and human resources. As of January 31, 2013, our headcount was 42 employees in the United States, 94 in France, 11 in China and 11 throughout several other countries around the world.

None of our employees is represented by a labor union or is covered by a collective bargaining agreement. We have never experienced any work stoppages, and we consider our relations with our employees to be good.

FACILITIES

Our corporate headquarters is located at 400 Oyster Point Boulevard, Suite 325, South San Francisco, California in an office consisting of approximately 10,329 square feet. The lease for this office expires in December 2015. In addition to our headquarters, we have a facility in the metropolitan area of Rennes, France consisting of approximately 33,160 square meters used primarily for research and development, sales and support. This lease expires August 31, 2021. We also have a representative office in Beijing, China. Additional sales and support functions are located in regional offices in Tokyo, Japan and Singapore. We believe that our current facilities are suitable and adequate to meet our current needs. We plan to add new facilities or expand our existing facilities as necessary. We do not foresee any issues finding available space to accommodate our future expansion plans.

INSURANCE

From time to time, our products may malfunction or have undetected errors. We have purchased insurance coverage to protect against specific claims related to the use of our products. We believe our current insurance coverage is adequate to protect against claims resulting from federal, state or local laws.

LEGAL PROCEEDINGS

On October 5, 2012 a complaint captioned Wiley v. Envivio, Inc., et al. CIV-517185 was filed in the Superior Court of California, County of San Mateo naming as defendants the Company, each of our directors, our chief executive officer, our chief financial officer, and certain underwriters of our IPO. The lawsuit purports to be a class action on behalf of purchasers of shares issued in the IPO and generally alleges that the registration statement for the IPO contained materially false or misleading statements. The complaint purports to assert claims under the Securities Act of 1933, as amended, and seeks unspecified damages and other relief. On October 19, 2012 a similar complaint captioned Toth v. Envivio, Inc. et al. CIV-517481 was filed in the same court. On November 2, 2012 defendants removed the cases to the United States District Court for the Northern District of California where they were assigned case numbers 12-cv-05637-CRB and 12-cv-05636-CW. A similar complaint was filed in the United States District Court for the Northern District of California on December 20, 2012 entitled Thomas v. Envivio, Inc., et al. C 12-06464.

The actions described above have only recently been filed and there has been no discovery or other proceedings. Accordingly, we are not in a position to assess whether any loss or adverse effect on our financial condition is probable or remote or to estimate the range of potential loss, if any.

We are subject to claims and assessments from time to time in the ordinary course of business. We are not currently a party to any other litigation matters that, individually or in the aggregate, are expected to have a material adverse effect on the our business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

If any of the following risks actually occur, our business, financial condition and results of operations could be harmed. In that case, the trading price of our common stock could decline and our investors might lose all or part of their investment in our common stock. The risks and uncertainties described below are not the only ones we face. The reader should also refer to the other information set forth in this Form 10-K, including our consolidated financial statements and the related notes. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

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

Excluding fiscal 2012, when we recorded net income of $138,000, we have incurred significant losses since our inception, including net losses of $2.5 million and $16.9 million during fiscal 2011 and 2013, respectively. As of January 31, 2013, we had an accumulated deficit of $95.8 million. These losses have resulted principally from a reduction in sales, costs incurred in our research and development programs and sales and marketing programs. We may incur operating losses for at least the foreseeable future as a result of the expenses associated with the continued development and expansion of our business. Additionally, now that we are a public company, we expect that our general and administrative expenses will increase due to the additional operational and reporting costs associated with being a public company. We may also increase our research and development expenses. Our ability to attain profitability in the future will be affected by, among other things, our ability to execute on our business strategy, the continued acceptance of our products, the timing and size of customer orders, the average sales prices of our products, the costs of our products, and the extent to which we invest in our sales and marketing, research and development, and general and administrative resources. If we are unable to attain profitability, our business would be harmed and our stock price could decline.

We rely on systems integrators, who serve as our channel partners, for a significant portion of our revenue, and disruptions to, or our failure to develop and manage, our relationships with these channel partners and the processes and procedures that support them could materially and adversely affect our business.

We generate a significant portion of our revenue through sales to channel partners, principally to assist us with the integration of our software-based solution with other third-party products to provide a tailored solution for the end-customer. Our aggregate revenue through sales to channel partners was $19.2 million, $26.8 million and $26.8 million during fiscal 2011, 2012 and 2013, respectively. We expect that these sales to channel partners will continue to generate a significant percentage of our revenue in the future. Accordingly, our future success is highly dependent upon establishing and maintaining successful relationships with a variety of channel partners.

We do not have long-term contracts or minimum purchase commitments with any of our channel partners, and our contracts with these parties do not prohibit them from purchasing or offering products or services that compete with ours. Some of our competitors may have stronger relationships with certain of our channel partners than we do, and may also provide incentives to these customers to persuade them to favor our competitors’ products or, in effect, to prevent or reduce sales of our products. Our channel partners may independently choose not to purchase or offer our products. Some of our channel partners are small, are based in a variety of international locations and may have relatively unsophisticated processes. Any significant disruption to our sales to these channel partners, including as a result of the inability or unwillingness of these channel partners to continue purchasing our products, or their failure to properly manage their business with respect to the purchase of and payment for our products, could materially and adversely impact our business, operating results, financial condition and cash flows. Establishing relationships with new channel partners and training them in our solution requires significant time and resources. Our failure to continue to establish or maintain successful relationships with channel partners could likewise materially and adversely affect our operating results, financial condition and cash flows.

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

Our operating results have fluctuated in the past and are likely to continue to fluctuate in the future, on an annual and a quarterly basis, as a result of several factors, many of which are outside of our control. For example, our revenue for the year ended January 31, 2013 was $39.1 million compared to $50.6 million for the year ended January 31, 2012 due to a general slowdown in spending by our service provider customers, in particular in North America and Western Europe, as well as challenges in our sales execution in North America.

Some of the factors that may cause fluctuations in our operating results include:

•	the level and timing of capital spending of our customers, both in the United States and in foreign markets, due in part to access to financing, including credit, for capital spending;

•	economic and financial conditions specific to the telecommunications, cable and satellite service providers, as well as broadcast, media and Internet content providers;

•	changes in market demand for our products or our customers’ services or products;

•	the timing and amount of orders, especially from significant customers;

•	increases and decreases in the number and size of relatively larger transactions, and projects in which we are involved, from quarter to quarter;

•	the timing of revenue recognition with respect to certain of our sales arrangements, which may include multiple deliverables and timing of customer acceptance;

•	the impact of seasonality in our business, particularly in the first quarter of each fiscal year;

•	the timing of completion of our customers’ projects;

•	competitive market conditions, including pricing actions by our competitors;

•	the level and mix of our international revenue;

•	new product introductions by our competitors or by us;

•	changes in domestic and international regulatory environments affecting our business;

•	market acceptance of our new or existing products;

•	the impact of new revenue recognition accounting standards;

•	customers’ access to licensed content;

•	the evaluation of new services, new standards and system architectures by our customers;

•	the cost and availability to us of components and subassemblies;

•	the mix of our customer base, by industry and size, and sales channels;

•	the mix of our products sold and the effect it has on gross margins;

•	changes in our operating and extraordinary expenses, such as litigation expenses and settlement costs;

•	write-downs of inventory and investments;

•	the impact of applicable accounting guidance that requires us to record the fair value of stock options, restricted stock units and employee stock purchase plan awards as compensation expense;

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

We expect gross margin to vary over time, and our level of gross margin may not be sustainable.

Our level of gross margin may not be sustainable and may be adversely affected by numerous factors, including:

•	changes in customer (including geographies) or product and service mix;

•	introduction of new products;

•	our ability to reduce production costs;

•	increases in material or labor costs;

•	excess inventory, inventory holding charges and obsolescence charges;

•	the timing of revenue recognition and revenue deferrals;

•	changes in our distribution channels or arrangements with our channel sales partners;

•	level of competition;

•	increased warranty costs; and

•	inbound shipping charges.

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

Historically, a majority of our revenue has been derived from relatively few customers. Sales to our ten largest customers in fiscal 2013 together accounted for approximately 47% of our total revenue. Sales to our ten largest customers in fiscal 2012 together accounted for approximately 58% of our total revenue. In fiscal 2012, sales to Time Warner Cable accounted for 18% of our total revenue. In fiscal 2011, sales to Huawei Technologies, Birtel Network Technologies and Ericsson, each a channel partner, accounted for 12%, 12% and 11%, respectively, of our total revenue. We expect to see continuing industry consolidation and customer concentration. At the same time, we are currently targeting large customer accounts, which if successful, could increase our concentration risk on an even smaller group of customers. This customer concentration increases our susceptibility to a slowdown in spending patterns and decreases in capital spending of our large target customers. As a slowdown in spending by our large target customers occurs, our operating results can experience a significant decline. Even if we are successful in selling a large volume of products to these large potential customers, we may not be able to continue to sell such large volumes to these customers, which could cause our operating results to fluctuate significantly and decline.

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

We rely on a single third party to manufacture our products, and depend on this manufacturer for the supply and quality of our products.

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

Our products incorporate complex technology that must operate with a significant number and types of devices, which attempt to run new and complex applications in a variety of environments that utilize different communication industry standards. Our products have contained and may in the future contain defects or errors. In some cases, these defects or errors have delayed the introduction of our new products. We may also be subject to liability claims for damages related to product errors or defects. While we carry insurance policies covering these types of liability claims, which we believe to be reasonable for the level of our business activity, these policies may not provide sufficient protection in the event of a liability claim. Moreover, errors in our products are most prevalent when new products are introduced into the market.

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

We are an “emerging growth company,” and intend to comply with reduced public company reporting requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”) enacted in April 2012, and, for as long as we continue to be an “emerging growth company,” we intend to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years, although, if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any July 31 before the end of that five-year period, we would cease to be an “emerging growth company” as of the following January 31. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the Jumpstart Our Business Startups Act, “emerging growth companies” can delay adopting new or revised accounting standards until such time as those standards apply to private companies. However, we have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”

We will not be required to comply with certain provisions of the Sarbanes-Oxley Act for as long as we remain an “emerging growth company.”

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company.” At such time an attestation is required by our independent registered public accounting firm, they may issue a report that is adverse in the event they are not satisfied with the level at which our controls are documented, designed or operating. We will remain an “emerging growth company” for up to five years, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an “emerging growth company” as of the following December 31, or if we issue more than $1 billion in non-convertible debt in a three-year period, we would cease to be an “emerging growth company” immediately.

However, even as an “emerging growth company” we will be required to comply with certain of the SEC rules that implement Section 404 of the Sarbanes-Oxley Act as we will be required to disclose changes made in our internal control procedures on a quarterly basis and to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 in the year following our first annual report required to be filed with the SEC.

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

We are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. In addition, beginning with our Annual Report on Form 10-K to be filed in 2014, we will be required to furnish a report by management on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We are in the process of designing, implementing, and testing the internal control over financial reporting required to comply with this obligation, which process is time consuming, costly, and complicated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the trading price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

We have a limited operating history, which makes it difficult to predict our future operating results.

We were incorporated in January 2000 and began commercial shipments of our products in 2001. As a result of our limited operating history, it is very difficult to forecast our future operating results. For example, our revenue results for fiscal 2013 were significantly below our expectations. We face challenges in our business and financial planning as a result of the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to more mature companies with longer operating histories. In addition, we typically sell our products on a purchase order basis, and not under long-term contracts, which means we do not have extended visibility into our future levels of revenue. These uncertainties make it difficult to predict our future operating results. If the assumptions we use to plan our business are incorrect or change in reaction to a change in our markets, our operating results, financial condition and cash flows could be materially and adversely affected.

We must increase market awareness of our software-based solution and develop and expand our sales channels and opportunities, and if we are unsuccessful, our operating results, financial condition and cash flows could be materially and adversely affected.

We must improve the market awareness of our software-based solution and expand our relationships with our channel partners in order to increase our revenue. We must also improve our sales execution to, among other things, increase the number of our sales opportunities. We intend to continue to add personnel and to expend resources in our sales and marketing functions as we focus on expanding awareness of our software-based solution. Further, we believe that we must continue to develop our relationships with new and existing channel partners and create additional sales opportunities to effectively and efficiently extend our geographic reach and market penetration. Our efforts to improve our sales could result in a material increase in our sales and marketing expense and general and administrative expense, and there can be no assurance that such efforts will be successful. If we are unable to significantly increase the awareness of our software-based solution, create additional sales opportunities, expand our relationships with channel partners, or effectively manage the costs associated with these efforts, our operating results, financial condition and cash flows could be materially and adversely affected.

We depend significantly on our international revenue and are subject to the risks associated with international operations, which may negatively affect our operating results.

Revenue derived from customers outside of the United States during fiscal 2011, 2012 and 2013 represented 77%, 71% and 87% of our revenue, respectively. We expect that international revenue will continue to represent a similar substantial percentage of our revenue for the foreseeable future. Our international operations and our efforts to maintain and increase revenue in international markets are subject to a number of risks, which are generally greater with respect to emerging market countries, including the impact on our business and operating results of:

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

We intend to continue to add personnel and other resources to our engineering, sales, marketing, services and infrastructure functions as we focus on developing new technologies, growing our market segment, capitalizing on existing or new market opportunities, increasing our market share, and enabling our business operations to meet anticipated demand. We are likely to recognize the costs associated with these investments earlier than some of the anticipated benefits and the return on these investments may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our operating results, financial condition and cash flows could be materially and adversely affected.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below market expectations, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, allowances for doubtful accounts, valuation of deferred inventory costs, useful lives of property and equipment, valuation of deferred tax assets and stock-based compensation.

Our future capital needs are uncertain, and we may need to raise additional funds in the future.

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for at least the next 12 months. We may, however, need to raise substantial additional capital to:

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

Currently, we compete with companies focused on more traditional broadcast delivery, including Harmonic Inc. We also compete with companies focused on multi-screen encoding, including Cisco Systems, Inc. (through its acquisition of Inlet Technologies LLC), Elemental Technologies and RGB Networks, Inc. (through its acquisition of RipCode, Inc.). Due to the evolving competitive landscape and growing market opportunity, we expect to encounter direct competition in the future from one or more larger traditional network infrastructure providers that may be one of our systems integrators, such as Motorola Mobility and Ericsson AB. These network equipment companies may provide, as a package, encoding solutions in combination with other equipment that they traditionally sell to service providers.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

All of our facilities are leased, including our principal operations and corporate headquarters in South San Francisco, California. We also have research and development centers in the metropolitan area of Rennes, France, several sales offices in the U.S. and sales and support centers in Europe and Asia. Our leases, which expire at various dates through August 2021, are for an aggregate of approximately 43,729 square feet of space. The South San Francisco lease has a term of two years and is for approximately 10,329 square feet of space.

ITEM 3.	LEGAL PROCEEDINGS

On October 5, 2012 a complaint captioned Wiley v. Envivio, Inc., et al. CIV-517185 was filed in the Superior Court of California, County of San Mateo naming as defendants the Company, each of our directors, our chief executive officer, our chief financial officer, and certain underwriters of our IPO. The lawsuit purports to be a class action on behalf of purchasers of shares issued in the IPO and generally alleges that the registration statement for the IPO contained materially false or misleading statements. The complaint purports to assert claims under the Securities Act of 1933, as amended, and seeks unspecified damages and other relief. On October 19, 2012 a similar complaint captioned Toth v. Envivio, Inc. et al. CIV-517481 was filed in the same court. On November 2, 2012 defendants removed the cases to the United States District Court for the Northern District of California where they were assigned case numbers 12-cv-05637-CRB and 12-cv-05636-CW. A similar complaint was filed in the United States District Court for the Northern District of California on December 20, 2012 entitled Thomas v. Envivio, Inc., et al. C 12-06464.

The actions described above have only recently been filed and there has been no discovery or other proceedings. Accordingly, we are not in a position to assess whether any loss or adverse effect on our financial condition is probable or remote or to estimate the range of potential loss, if any.

We are subject to claims and assessments from time to time in the ordinary course of business. We are not currently a party to any other litigation matters that, individually or in the aggregate, are expected to have a material adverse effect on the our business, financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURE

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET PRICE OF COMMON STOCK

Envivio’s common stock is traded on the NASDAQ Global Market under the symbol ENVI, and has been listed on NASDAQ since Envivio’s initial public offering on April 25, 2012. The following table sets forth, for the periods indicated, the high and low sales price per share of the Common Stock as reported on the NASDAQ Global Market:

Fiscal Year Ended January 31, 2013	High	Low
Fourth Quarter	$2.18	$1.42
Third Quarter	$6.50	$2.11
Second Quarter	$9.25	$5.53
First Quarter (from April 25, 2012)	$9.88	$8.10

As of April 15, 2013, there were 147 holders of record of our Common Stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The closing sale price of our Common Stock on April 15, 2013 was $1.59 per share.

We do not plan to pay dividends on shares of our Common Stock in the foreseeable future and are currently prohibited from doing so in specific circumstances under agreements governing our borrowing arrangements.

USE OF PROCEEDS

On April 24, 2012, our registration statement on Form S-1 (File No. 333-173529) was declared effective for our initial public offering pursuant to which we sold 6,500,000 shares of common stock at a public offering price of $9.00 per share for an aggregate offering price of $54.4 million in proceeds, net of underwriters’ discounts and commissions, but before deducting offering-related expenses. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on April 25, 2012 pursuant to Rule 424(b).

STOCK PERFORMANCE GRAPH

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or incorporated by reference into any filing of Envivio under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison from April 25, 2012, through January 31, 2013 of the cumulative total return for our common stock (ENVI), the S&P 500 Index and the NASDAQ Composite Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the S&P 500 Index and the NASDAQ Composite Index assume reinvestment of dividends.

ITEM 6. SELECTED FINANCIAL DATA

The following summary of historical financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended January 31,
	2009	2010	2011	2012(3)	2013
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data
Revenue	$18,664	$16,288	$30,004	$50,646	$39,099
Cost of revenue(1)	10,085	7,482	11,504	18,492	14,993

Gross profit	8,579	8,806	18,500	32,154	24,106
Operating expenses:
Research and development(1)	7,878	4,908	5,152	6,728	7,589
Sales and marketing(1)	9,698	6,980	8,886	16,206	21,359
General and administrative(1)	5,840	5,309	6,449	8,561	11,730

Total operating expenses	23,416	17,197	20,487	31,495	40,678

Income (loss) from operations	(14,837)	(8,391)	(1,987)	659	(16,572)
Interest income (expense), net	(1,557)	(850)	(270)	(134)	84
Other income (expense), net	695	86	(61)	237	(72)

Income (Loss) before provision for income taxes	(15,699)	(9,155)	(2,318)	762	(16,560)
Provision for income taxes	70	22	167	624	375

Net income (loss)	(15,769)	(9,177)	(2,485)	138	(16,935)
Deemed dividend on convertible preferred stock	—	—	(2,286)	—	—
Accretion of redeemable convertible preferred stock	—	—	—	(5)	—
Noncumulative dividends to convertible preferred stockholders	—	—	—	(133)	—

Net income (loss) attributable to common stockholders(2)	$(15,769)	$(9,177)	$(4,771)	$—	$(16,935)

Net income (loss) per share attributable to common stockholders, basic and diluted(2)	$(34.93)	$(18.33)	$(0.58)	$0.00	$(0.72)
Weighted average shares used in computing net income (loss) per share attributable to common stockholders, basic and diluted(2)	451,390	500,550	8,203,001	13,123,524	23,577,491

(1)	Includes employee stock-based compensation as follows:

	Year Ended January 31,
	2009	2010	2011	2012	2013
		(in thousands)
Cost of revenue	$2	$1	$37	$3	$5
Research and development	7	6	71	89	129
Sales and marketing	15	17	65	279	583
General and administrative	17	21	578	1,279	2,116

Total stock-based compensation	$41	$45	$751	$1,650	$2,833

(2)	Please see Note 9 to our audited consolidated financial statements for an explanation of the calculations of our basic and diluted net income (loss) per share attributable to common stockholders.

(3)	We prospectively adopted new accounting guidance with respect to multiple element revenue arrangements for transactions entered into or materially modified on or subsequent to February 1, 2011.

	As of January 31,
	2009	2010	2011	2012	2013
		(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$6,880	$4,330	$10,017	$27,405	$51,344
Working capital (deficit)	2,886	(1,796)	2,283	19,179	54,237
Total assets	22,157	15,143	26,751	44,578	72,373
Warrant liability	200	83	196	103	—
Total debt	6,345	3,674	—	1,000	—
Convertible preferred stock	60,487	65,465	31,421	47,764	—
Total stockholders’ equity (deficit)	(59,034)	(68,256)	(28,915)	(26,688)	55,561

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and elsewhere in this Annual Report on Form 10-K, including those discussed in “Risk Factors.”

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

Our software-based approach to developing a flexible solution while delivering high-quality video has led to the development of several key products throughout our history. In 2001, we completed our first product based on the MPEG-4 standard. In 2002, we developed our first MPEG-4 webcasting system, which allowed us to address the enterprise market. In 2003, we deployed a news video contribution system in MPEG-4, which allowed us to address the need to transmit low bitrate video for real-time news gathering. In 2004, our first H.264 live transmission over satellite was successful, which allowed us to address the needs of satellite providers looking to deliver low bitrate video over satellite. We focused on our expansion into Asia in 2005 by providing the IPTV system for a service provider in China and a mobile digital TV service provider in Japan. In 2007, we developed our first all IP-based headend, an innovative and cost-reducing design for consumer video distribution, and our first AVS encoder, which allowed us to address the expanding video services market in China. In 2008, we introduced the world’s first three-screen convergence encoder, which enabled operators to deliver video to three screens (mobile, PC and TV) from a single product. In 2010, we introduced 3D TV support with multi-video encoding standard on our C4 encoder, as well as support for the expanding set of mobile and web streaming formats. In November 2010, we launched a new class of product, a network media processor, which we call Halo, which enables the optimization of networks for distribution of multi-screen, multi-format video. In December 2011, we released Muse, our new multi-screen software designed for live or file-based video transcoding and distribution to any device. In September 2012, we introduced the 4Caster G4 encoding appliance for the Muse software-based encoder family which offers more density compared to the previous platform, with the potential for further density improvements.

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

The geographic mix of our revenues during the year ended January 31, 2013 reflects a general slowdown in spending by our service provider customers, particularly in North America, Western Europe and Asia, which we attribute to the current global economic environment. We anticipate that our revenues will continue to be impacted by the economic environment, both globally and regionally, and our ability to improve our sales execution, particularly in North America.

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

Cost of Revenue

Our cost of revenue consists primarily of third-party manufacturing costs and component costs. Our cost of revenue also includes shipping costs, third-party logistics costs, personnel costs associated with our technical support and professional services teams and write-offs for excess and obsolete inventory. To a lesser extent, our cost of revenue includes personnel costs associated with our operations and logistics.

Operating Expenses

Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. The largest component of our operating expenses is personnel costs. Personnel costs consist of salaries and benefits for our employees. We expect to manage our operating expenses in both the near and long term to ensure that our expenses are in-line with our operating plan. However, our operating expenses may fluctuate as a percentage of revenue.

Research and Development Expenses

Research and development expenses primarily consist of personnel, engineering, testing and compliance, facilities and professional services costs. We expense research and development costs as incurred. Research and development expenses are presented net of French government research tax credits. We continue to closely manage our existing research and development resources as well as strategically invest in additional resources to add more functionality to our existing products and develop new products that support our overall company strategy.

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of personnel costs, sales commissions, travel costs, costs for marketing programs and facilities costs. We continue to closely monitor sales and marketing expenses and augment our sales force in key areas to further expand our strategic relationships with current and future channel partners and direct customers.

General and Administrative Expenses

General and administrative expenses primarily consist of personnel, professional services and facilities costs related to our executive, finance, human resource and information technology functions. Professional services costs consist of outside legal, accounting and information technology consulting costs. As a public company, we expect to incur additional costs related to compliance with rules and regulations enacted by the SEC. Such additional costs include additional professional services costs, additional insurance, investor relations and similar costs associated with being a public company.

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

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period-to-period. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Revenue Recognition

We derive revenue from the sale of our IP video processing and distribution solutions which consist of hardware and integrated software that is essential to the functionality of the equipment we sell, and stand-alone software. We also derive revenue from related professional services and support and maintenance agreements.

We recognize revenue only when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable. We evaluate each of these criteria as follows:

•	Evidence of an arrangement — We generally use contracts and customer purchase orders to determine the existence of an arrangement.

•

Delivery — We consider delivery to occur when title has been transferred, except in instances where final acceptance of the product, system or solution is specified by the customer. In these instances, we defer revenue until all acceptance criteria have been met. In the case of electronic delivery of the licensed software, title transfers when the customer is given access to download the software.

•

Fixed or determinable fee — We assess whether fees are fixed or determinable at the time of sale. We only consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment. Our payment terms may vary based on the country in which the agreement is executed and the credit standing of the individual customer, among other factors. If the arrangement fee is not fixed or determinable, we recognize revenue as amounts become due and payable.

•

Collection is deemed probable — We deem collection to be probable if we expect that the customer will be able to pay amounts under the arrangement as payments become due. If we determine that collection is not probable, we defer the recognition of revenue until we actually collect cash from the customer.

In October 2009, the Financial Accounting Standards Board, or FASB, amended the accounting standards for revenue recognition to remove from the scope of industry-specific software revenue recognition guidance any tangible products containing software components and non-software components that operate together to deliver the product’s essential functionality. In addition, the FASB amended the accounting standards for certain multiple element revenue arrangements to:

•	Provide updated guidance on whether multiple elements exist, how the elements in an arrangement should be separated, and how the arrangement consideration should be allocated to the separate elements;

•

Provide for price hierarchy, where the selling price for an element is based on vendor specific objective evidence, or VSOE, if available; third-party evidence, or TPE, if available and VSOE is not available; or the best estimate of selling price, or BESP, if neither VSOE or TPE is available; and

•	Eliminate the use of the residual method and require an entity to allocate arrangement consideration using the selling price hierarchy.

We adopted the new accounting guidance on a prospective basis at the beginning of the fiscal year ending January 31, 2012 for all transactions, except for stand-alone sales of software, entered into or materially modified on or after February 1, 2011.

We enter into multiple element revenue arrangements in which a customer may purchase a combination of hardware, software, software upgrades, hardware and software maintenance and professional services. We account for multiple agreements with a single customer as one arrangement if the contractual terms or substance of those agreements indicate that they may be so closely related that they are, in effect, parts of a single arrangement.

For transactions entered into prior to February 1, 2011, the adoption date of the amended revenue standards, we allocate revenue for arrangements with multiple deliverables, such as sales of our solution with software that include support, training or other professional services, to the delivered elements of the arrangement using the residual value method based on VSOE of fair value of the undelivered items. VSOE of fair value for undelivered elements is determined based upon prices paid by the customers for the separate renewal or sales of such services.

For transactions, other than stand-alone sales of software, entered into or materially modified on or after February 1, 2011, we allocate the arrangement fee to each element based upon the relative selling price of such element and, if software and software-related elements, such as maintenance for the software elements, are also included in the arrangement, we allocate the arrangement fee to each of those software and software-related elements as a group based on its BESP for those elements. After such allocations are made, the amount of the arrangement fee allocated to the software and software-related elements is accounted for using the residual method. When applying the relative selling price method, we determine the selling price for each element using VSOE of selling price, if it exists, or if not, TPE of selling price, if it exists. If neither VSOE nor TPE of selling price exist for an element, we use BESP for that element. The revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for that element. The manner in which we account for multiple element arrangements that contain only software and software-related elements remains unchanged.

Consistent with our methodology under previous accounting guidance, we determine VSOE for each element based on historical stand-alone sales to third parties. For hardware and software maintenance and professional services, we determine VSOE of fair value based on our history of stand-alone sales demonstrating that a substantial majority of transactions fall within a narrow range for each service offering. The Company is presently not able to determine VSOE of fair value for its professional services due to lack of stand-alone sales of such services.

We presently are not able to determine TPE for our products, maintenance or professional services. TPE is determined based on competitor prices for similar elements when sold separately. Generally, our offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, our go-to-market strategy differs from that of our peers and we are unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis.

When we are unable to establish the selling price of an element using VSOE or TPE, we use BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We determine BESP for a product or service by considering multiple factors including, but not limited to, historical pricing practices by geography, customer class and distribution channel and gross margin objectives.

We regularly review VSOE and BESP data provided by actual transactions to update these estimates and the relative selling prices allocated to each element.

If the transactions entered into or materially modified after February 1, 2011 were subject to previous accounting guidance, our total pro forma revenues would have been $45.1 million during the year ended January 31, 2012. Similarly, our pro forma deferred revenue would have been $14.2 million as of January 31, 2012 if the transactions entered into or materially modified after February 1, 2011 were subject to previous accounting guidance.

The impact of the revised accounting guidance to total revenue for the year ended January 31, 2012 was attributable to our ability to assign BESP to undelivered elements which previously required VSOE, the recognition of hardware revenue associated with maintenance contracts previously accounted for ratably over the contract period, and the reallocation of discounts to revenue deliverables.

Revenue from support and maintenance agreements is recognized ratably over the term of the maintenance agreement, which is typically one year, and we defer the unrecognized revenue portion of the maintenance agreements. We recognize revenue from professional services upon performance of the services and recognize costs associated with services as incurred. For stand-alone sales of software with professional services, we do not recognize revenue until all professional services have been delivered to the customer as we do not have VSOE for these services.

Deferred Revenue

A portion of our deferred revenue represents customer payments made in advance for our support and maintenance contracts because we typically bill our support contracts on an annual basis in advance and recognize the associated revenue ratably over the support period, which typically is a one-year term, but was as long as five years for certain arrangements entered into during fiscal years 2008 and 2009. For transactions entered into before February 1, 2011, and for stand-alone sales of software that are subject to software accounting, when we do not have VSOE for our support services, we recognize revenue from the entire arrangement ratably over the support period.

For transactions entered into before February 1, 2011 and for stand-alone sales of software, we also record deferred revenue for arrangements that include our professional services because we had not established VSOE for these services. In these arrangements, we deferred the revenue from the entire arrangement until the professional services were delivered, which typically ranges from approximately two weeks to three months after delivery of the products. For transactions, other than stand-alone sales of software, entered into or materially modified on or after February 1, 2011, revenue will only be deferred for the portion of the arrangement relating to undelivered services and support and maintenance.

Our deferred revenue also includes arrangements where final acceptance of the product, system or solution is specified by the customer, and the recognition of revenue for these arrangements is deferred until all acceptance criteria are met.

Stock-Based Compensation

We recognize compensation costs related to stock options, share purchase rights and restricted stock units granted to employees based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures. We estimate the grant date fair value of stock options and share purchase rights, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. We use a modified binary option pricing model (European, call option) to establish the expected value of restricted stock awards with market and performance vesting conditions. The fair value of the restricted stock units is the fair value of our common stock on the date of grant. The grant date fair value of the stock-based awards is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards.

We account for stock options issued to non-employees based on the estimated fair value of the awards determined using the Black-Scholes option-pricing model. The fair value of the equity awards granted to nonemployees is remeasured as the awards vest, and the resulting increase in value, if any, is recognized as expense during the period the related services are rendered.

The determination of fair value of stock options and share purchase rights on the date of grant, using an option-pricing model, is affected by our stock price, as well as assumptions regarding a number of highly complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates, and expected dividends. For option grants that are considered to be “plain vanilla,” we used the simplified method to determine the expected term as provided by the SEC. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options. For option grants that are not considered “plain vanilla,” the expected term is based on historical option exercise behavior and post-vesting cancellations of options by employees. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the awards. We do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future. Accordingly, our expected dividend yield is zero.

Stock-based compensation expense recognized in the consolidated statement of operations is based on awards ultimately expected to vest and therefore has been reduced for estimated forfeitures. The stock-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

We will continue to use judgment in evaluating the expected volatility, expected terms and forfeiture rates utilized for our stock-based compensation calculations on a prospective basis. As we continue to accumulate additional data related to our common stock, we may have refinements to the estimates of our expected volatility, expected terms and forfeiture rates, which could materially impact our future stock based compensation expense.

Our stock-based compensation expense for our stock-based awards was $0.8 million, $1.7 million and $2.8 million for the years ended January 31, 2011, 2012 and 2013, respectively.

See Note 8 of our consolidated financial statements for additional information.

Allowance for Doubtful Accounts

We record a provision for doubtful accounts based on historical experience and a detailed assessment of the collectability of our accounts receivable. To assist with the estimate, our management considers, among other factors, the aging of the accounts receivable, including trends within the age of the accounts receivable, our historical write-offs, the credit-worthiness of each customer, the economic conditions of the customer’s industry and general economic conditions. In cases where we become aware of circumstances that may impair a specific customer’s ability to meet their financial obligations to us, we record a specific allowance against amounts due from the customer, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. There is significant judgment involved in estimating the allowance for doubtful accounts.

Income Taxes

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We make these estimates and judgments about our future taxable income that are based on assumptions that are consistent with our future plans. As of January 31, 2013, we had recorded a full valuation allowance on our net deferred tax assets due to uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future. These deferred tax assets primarily consist of net operating loss carry-forwards. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

With the exception of fiscal 2012, we have incurred operating losses since inception, and, accordingly, we have not recorded significant provisions for income taxes for any of the periods presented. Accordingly, there have not been significant changes to our provision for income taxes and we do not expect any significant changes until we are no longer incurring losses.

As of January 31, 2013, we had federal net operating loss carry-forwards of $67.3 million and state net operating loss carry-forwards of $56.7 million. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. If not utilized, the federal net operating loss carry-forwards will begin to expire in 2021 and the state net operating loss carry-forwards will begin to expire in 2013. Utilization of these net operating loss carry-forwards may be subject to an annual limitation due to applicable provisions of the Internal Revenue Code, and state and local tax laws if we have experienced an “ownership change” in the past, or if an ownership change occurs in the future, including, for example, as a result of the shares issued in this offering aggregated with certain other sales of our stock before or after this offering.

We regularly review our tax positions and for benefits to be realized, a tax position must be more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is more likely than not to be realized upon settlement. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. Through January 31, 2013, approximately $35,000 of interest and penalties associated with unrecognized tax benefits has been recognized.

RESULTS OF OPERATIONS

Fiscal Year Ended January 31, 2013 Compared to the Fiscal Year Ended January 31, 2012

The following table presents our historical operating results and the changes in these results in dollars (in thousands) and as a percentage for the periods presented:

	Year Ended January 31,
	2012	2013	$ Change	% Change
	(in thousands, except for percentages)
Revenue:
Product	$46,113	$32,022	$(14,091)	(31)%
Professional services and support	4,533	7,077	2,544	56

Total revenue	50,646	39,099	(11,547)	(23)

Cost of revenue:
Product	16,989	13,510	(3,479)	(20)
Professional services and support	1,503	1,483	(20)	0

Total cost of revenue	18,492	14,993	(3,499)	(19)

Gross profit	32,154	24,106	(8,048)	(25)

Gross margin	63%	62%
Operating expenses:
Research and development	6,728	7,589	861	13
Sales and marketing	16,206	21,359	5,153	32
General and administrative	8,561	11,730	3,169	37

Total operating expenses	31,495	40,678	9,183	29

Income (loss) from operations	659	(16,572)	(17,231)	(2,615)
Interest income (expense), net	(134)	84	218	(163)
Other income (expense), net	237	(72)	(309)	(130)

Income (loss) before provision for income taxes	762	(16,560)	(17,322)	(2,273)
Provision for income taxes	624	375	(249)	(40)

Net income (loss)	$138	$(16,935)	$(17,073)	(12,372)%

Revenue

Our total revenue decreased by $11.5 million, or 23%, to $39.1 million for the year ended January 31, 2013 from $50.6 million for the year ended January 31, 2012, primarily due to a decrease of $14.1 million in product revenue, slightly offset by an increase of $2.5 million in our professional services and support revenue. The decrease in product revenue was primarily due to decreased spending from our existing service provider customers for multi-screen video services, with a majority of the decline coming from the Americas and Western Europe. We attribute the slowdown in spending by our service provider customers to the weakening global economic environment for the year ended January 31, 2013, continued lengthening of our sales cycle and the fact that the video industry continues to transition to a multi-screen video delivery model. Because many of our large target service provider customers purchase our products in connection with constructing and upgrading their architecture and systems, demand for our products depends on the magnitude and timing of capital spending by our customers. We believe the weak global environment, particularly in the Americas and Western Europe, where a large portion of our products have historically been sold, has contributed to a lengthening of our sales cycle with these customers, thereby causing a decline in our revenue. Our decline in revenue was also due, in part, to challenges in our sales execution, primarily in North America. To address these challenges, we have restructured our sales force, which includes the appointment of our new senior vice president of global sales and service and vice president of sales for North and Latin America, are focusing resources on the broader Pay TV video processing market and strategically investing in our multi-screen technology for long-term growth. We believe that our future revenue will continue to be impacted by consumer demand for multi-screen video services, which in turn impacts the level of capital expenditures by our target end customers looking to upgrade their IP video processing and distribution capabilities to enable the delivery of these video services to consumers. The slight increase in our professional services and support revenue reflects a higher volume of professional services sales, timing of completion of customer projects and an overall increase in our support renewals business.

Cost of Revenue and Gross Profit

Our total cost of revenue overall decreased by $3.5 million, or 19%, to $15.0 million for the year ended January 31, 2013 from $18.5 million for the year ended January 31, 2012, primarily due to the corresponding decline in product revenue. Our total gross margin percentage slightly decreased from 63% during the year ended January 31, 2012 to 62% during the year ended January 31, 2013 primarily due to higher costs from shifts to a slightly lower proportion of software sales and product sales in North America which typically have higher gross margins than product sales in other regions. Cost of revenue for professional services and support, despite the increase in corresponding revenue, remained the same at $1.5 million compared to the same prior year period as headcount remained largely unchanged within our professional services organization.

Operating Expenses

Our operating expenses increased by $9.2 million, or 29%, to $40.7 million for the year ended January 31, 2013 from $31.5 million for the year ended January 31, 2012.

Research and Development Expenses

Research and development expenses increased by $0.9 million, or 13%, to $7.6 million for the year ended January 31, 2013 from $6.7 million for the year ended January 31, 2012. Research and development expenses increased primarily due to an increase of $1.3 million in personnel-related expenses for additional engineering contractors to supplement and support existing headcount for certain research and development activities as well as an increase of $0.3 million in rent and $0.2 million in depreciation relating to our new facility in Rennes, France. These increases were partially offset by a $0.6 million increase in the French government research tax credit. Research and development expenses are presented net of French research tax credits, which amounted to $1.6 million and $1.2 million for the years ended January 31, 2013 and 2012, respectively. Although we are devoting substantial resources to the development of additional functionality for our existing products and the development of new products, we are focusing on only deploying resources to activities that align with our overall corporate strategy. We expect research and development expenses for the year ended January 31, 2014 to remain even with the year ended January 31, 2013.

Sales and Marketing Expenses

Sales and marketing expenses increased by $5.2 million, or 32%, to $21.4 million for the year ended January 31, 2013 from $16.2 million for the year ended January 31, 2012, primarily due to increased headcount which led to an increase of $2.2 million in personnel-related expenses, such as payroll, payroll taxes, benefits and commissions. In addition, travel expenses increased by $0.9 million and marketing expenses increased by $0.4 million as we made efforts to increase our brand awareness and global footprint through tradeshows, enhancing our web and social media presence and participating in co-marketing campaigns. Our consulting costs increased by $0.7 million as we added additional sales resources worldwide. Depreciation and amortization increased by $1.0 million due to an increase in demo pool inventory and additional equipment purchased to support increased headcount. We expect an increase in sales and marketing expenses for the year ended January 31, 2014 compared to the year ended January 31, 2013.

General and Administrative Expenses

General and administrative expenses increased by $3.2 million, or 37%, to $11.7 million for the year ended January 31, 2013 from $8.6 million for the year ended January 31, 2012, primarily due to an increase of $1.3 million in professional services related to our use of outside finance, accounting, investor relations, and legal resources, including consultants, and other costs associated with being a public company, such as additional insurance and maintaining compliance with rules and regulations enacted by the SEC. In addition, bad debt expense increased by $0.5 million as more of our accounts receivable originated from regions with more payment risk such as East Asia, India and the Middle East. Stock-based compensation expense also increased by $0.8 million primarily due to grants to outside directors, executive management and current employees. We expect a decrease in general and administrative expenses for the year ended January 31, 2014 compared to the year ended January 31, 2013.

Interest Income (Expense), net

Interest income (expense), net, changed by $0.2 million, or 163%, from an expense of $0.1 million in fiscal 2012 to income of $0.1 million in fiscal 2013. The change was primarily due to interest income generated from the short-term investment account we established using existing cash and proceeds from our IPO in April 2012 during the year ended January 31, 2013.

Other Income (Expense), net

Other income (expense), net, changed by $0.3 million, or 130%, from an income of $0.2 million in 2012 to an expense of $0.1 million in 2013. This change was primarily due to a change in our foreign currency gain or loss from a gain of $237,000 during the year ended January 31, 2012 to a loss of $72,000 during the year ended January 31, 2013.

Fiscal Year Ended January 31, 2012 Compared to the Fiscal Year Ended January 31, 2011

The following table presents our historical operating results and the changes in these results in dollars and as a percentage for the periods presented:

	Year Ended January 31,
	2011	2012	$ Change	% Change
	(in thousands, except for percentages)
Revenue:
Product	$27,504	$46,113	$18,609	68%
Professional services and support	2,500	4,533	2,033	81

Total revenue	30,004	50,646	20,642	69

Cost of revenue:
Product	10,306	16,989	6,683	65
Professional services and support	1,198	1,503	305	25

Total cost of revenue	11,504	18,492	6,988	61

Gross profit	18,500	32,154	13,654	74

Gross margin	62%	63%

Operating expenses:
Research and development	5,152	6,728	1,576	31
Sales and marketing	8,886	16,206	7,320	82
General and administrative	6,449	8,561	2,112	33

Total operating expenses	20,487	31,495	11,008	54

Income (loss) from operations	(1,987)	659	2,646	(133)
Interest expense, net	(270)	(134)	136	(50)
Other income (expense), net	(61)	237	298	(489)

Income (loss) before provision for income taxes	(2,318)	762	3,080	(133)
Provision for income taxes	167	624	457	274

Net income (loss)	$(2,485)	$138	$2,623	(106)%

Revenue

Our total revenue increased by $20.6 million, or 69%, to $50.6 million in fiscal 2012 from $30.0 million in fiscal 2011, primarily due to increases of $18.6 million and $2.0 million in product revenue and professional services and support revenue, respectively. The increase in product revenue reflected the significant increase in sales of our IP video processing and distribution solution in the fiscal year ended January 31, 2012, which was primarily the result of increased consumer demand for multi-screen video services, and our continued growth into the North American telecommunications and cable services market. In addition, we prospectively adopted new accounting guidance for multiple element revenue arrangements entered into or materially modified on or subsequent to February 1, 2011, which had a positive impact on our revenue during the period when compared to the fiscal year ended January 31, 2011 as discussed further in Note 1 of our consolidated financial statements. The increase in our professional services and support revenue reflects a higher volume of professional services sales, timing of completion of customer projects and an overall increase in our support renewals business.

Cost of Revenue and Gross Profit

Our total cost of revenue overall increased by $7.0 million, or 61%, to $18.5 million in fiscal 2012 from $11.5 million in fiscal 2011, primarily due to a corresponding increase in product revenue. Our product cost of revenue increased due to larger unit volume during the year ended January 31, 2012 compared to the prior fiscal year in order to meet increasing demand for our solution. Our total gross margin increased from 62% in fiscal 2011 to 63% in fiscal 2012, primarily due to increased unit sales volume while our manufacturing and other fixed costs remained relatively consistent across these periods. In addition, our total gross margin was positively impacted by an increase in higher margin software-only transactions. Cost of revenue for professional services and support increased by $0.3 million compared to the same prior year period as headcount slightly increased within our professional services organization.

Operating Expenses

Our operating expenses increased by $11.0 million, or 54%, to $31.5 million in fiscal 2012 from $20.5 million in fiscal 2011.

Research and Development Expenses

Research and development expenses increased by $1.6 million, or 31%, to $6.7 million in fiscal 2012 from $5.2 million in fiscal 2011. Research and development expenses increased primarily as a result of increases of $1.2 million in personnel-related expenses and $1.1 million in professional services related to our use of consultants for certain research and development activities. Research and development expenses are presented net of French research tax credits, which amounted to $1.2 million for each of the years ended January 31, 2011 and 2012.

Sales and Marketing Expenses

Sales and marketing expenses increased by $7.3 million, or 82%, to $16.2 million in fiscal 2012 from $8.9 million in fiscal 2011, primarily as a result of increases of $3.2 million in personnel-related expenses, $1.9 million in commissions and bonuses associated with increased sales, $1.1 million in travel expenses due to increases in sales and marketing personnel and $0.4 million in marketing expenses to increase our brand and global footprint.

General and Administrative Expenses

General and administrative expenses increased by $2.1 million, or 33%, to $8.6 million in fiscal 2012 from $6.4 million in fiscal 2011, primarily due to increases of $1.7 million in personnel-related expenses and $0.3 million in professional services related to our use of consultants for accounting and other administrative activities.

Interest Expense, net

Interest expense, net, decreased by approximately $0.2 million, or 66%, to $0.1 million in fiscal 2012 from $0.3 million in fiscal 2011. The decrease was primarily a result of a decrease in the average outstanding principal amount of borrowings under our credit facilities in the year ended January 31, 2012 compared to the same prior year period, due to our repayment of outstanding notes payable.

Other Income (Expense), net

Other income (expense), net, changed by $0.3 million in fiscal 2012 from an expense of $0.1 million in fiscal 2011 to income of $0.2 million in fiscal 2012. This change was due primarily to a change in our foreign currency gain or loss from a gain of $103,000 in the year ended January 31, 2012 compared to a gain of $52,000 during the year ended January 31, 2011. The difference is also due to the decrease in the fair value of our convertible preferred stock warrants which resulted in a gain of $0.1 million for the year ended January 31, 2012 compared to a loss of $0.1 million for the year ended January 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

On April 24, 2012, we sold 6,500,000 shares of common stock at a price to the public of $9.00 per share in an initial public offering, or IPO. The shares began trading on the NASDAQ Global Market on April 25, 2012. The $54.4 million in proceeds from the IPO, net of underwriters’ discounts and commissions, but before deducting offering-related expenses payable by us of $5.8 million, were received on April 30, 2012, which was the closing date of the IPO. Immediately prior to the closing of the offering, all outstanding shares of convertible preferred stock converted into common stock on a one-for-one basis and we have blank check preferred stock authorized. The convertible preferred stock converted into 6,988,120 shares of common stock and the 1,006,206 shares of Series 1 common stock and the 12,909,470 shares of Series 2 common stock converted into one class of common stock. In addition to the 6,500,000 shares of common stock sold in the IPO, our existing stockholders sold 1,255,000 shares of common stock in the IPO. The shares sold by the selling stockholders consisted of 503,496 shares of convertible preferred stock and 751,504 shares of Series 1 and Series 2 common stock, which were converted to common stock immediately prior to the closing of the IPO.

Prior to the IPO, we funded our operations primarily with proceeds from issuances of convertible preferred stock and borrowings under our credit facilities. We raised an aggregate of $95.1 million, net of issuance cost, from the sale of our convertible preferred stock, including the conversion of convertible promissory notes. We also funded purchases of equipment and other general corporate services with proceeds from our borrowings under our credit facilities. We believe that our existing cash and cash equivalents as of January 31, 2013 will be sufficient to fund our operations and capital expenditures for at least the next 12 months. However, management may in the future elect to finance operations by utilizing our credit facilities or selling equity securities. If additional funding is required, there can be no assurance that additional funds will be available to us on acceptable terms on a timely basis, if at all, or that we will generate sufficient cash from operations to adequately fund our operating needs or sustain profitability. If we are unable to raise additional capital or generate sufficient cash from operations to adequately fund our operations, we will need to curtail planned activities to reduce costs. Doing so will likely have an unfavorable effect on our ability to execute on our business plan.

Cash Requirements

As of January 31, 2013, our cash, cash equivalents and short term investments totaled $54.9 million. We had not drawn on our revolving credit facility as of January 31, 2013 and the availability under this facility was $10.0 million subject to a borrowing base.

Financial Condition (Sources and Uses of Cash)

Our cash and cash equivalents consisted of cash deposits and money market funds with a total amount of $51.3 million as of January 31, 2013.

Our cash flows for fiscal 2011, fiscal 2012 and fiscal 2013 are summarized as follows:

	Year Ended January 31,
	2011	2012	2013
	(in thousands)
Net cash provided by (used in) operating activities	$3,657	$2,381	$(17,370)
Net cash used in investing activities	(1,310)	(2,847)	(7,664)
Net cash provided by financing activities	3,489	17,973	49,016

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

Cash used in operating activities of $17.4 million during the year ended January 31, 2013 reflected a net loss of $16.9 million, non-cash charges of $2.6 million for depreciation and amortization, $2.8 million for stock-based compensation and $0.7 million in bad debt expense. The change in net operating assets primarily consisted of cash uses of $0.6 million in accounts receivable, $0.6 million in inventory, $3.0 million in accounts payable and accrued liabilities and $4.0 million in deferred revenue. The decrease in operating cash relating to accounts receivable was primarily due to a higher concentration of sales in regions where customary payment terms are often longer such as East Asia, India and the Middle East, and a corresponding increase in our allowance for doubtful accounts. The decrease in operating cash relating to accounts payable and accrued liabilities primarily resulted from lower revenue and thus, less amounts due to our third-party contract manufacturer, while the decrease in operating cash relating to inventory resulted from equipment purchases for future sales transactions, and consists primarily of components and finished goods used in our industry-standard server platforms. Cash sources from changes in net operating liabilities primarily consisted of $1.4 million in both other non-current liabilities and deferred rent relating to our new research and development facility in Rennes and $1.3 million in deferred inventory costs. Operating cash relating to deferred revenue decreased while deferred inventory costs increased during the year ended January 31, 2013 primarily due to timing of revenue recognition as we had fewer transactions subject to deferral as a result of the new revenue recognition rules adopted for the year ended January 31, 2012.

Cash provided by operating activities of $2.4 million in the year ended January 31, 2012 reflected net income of $0.1 million, non-cash charges of $1.6 million for depreciation and amortization and $1.7 million for stock-based compensation. Our net operating liabilities, excluding cash and cash equivalents, decreased from $9.1 million as of January 31, 2011 to $8.2 million as of January 31, 2012. The decrease in net operating liabilities was primarily due to a decrease of $3.4 million for deferred revenue and increases of $1.3 million for other assets, partially offset by a decrease of $2.6 million for deferred inventory costs and an increase of $1.4 million for accounts payable and accrued liabilities. Deferred revenue decreased during fiscal 2012 primarily due to the timing of revenue recognition, including continued amortization of pre-existing deferred revenue from prior periods, and fewer transactions subject to deferral as a result of the new revenue recognition rules adopted during fiscal 2012, while the decrease in other assets was primarily due to initial public offering related costs incurred during fiscal 2012. The increases in deferred inventory costs and accounts payable and accrued liabilities were primarily the result of an increases in sales and shipments and the related increase in unit volume to meet increased demand.

Cash provided by operating activities of $3.7 million in the year ended January 31, 2011 reflected a net loss of $2.5 million, partially offset by non-cash charges of $1.0 million for depreciation and amortization and $0.8 million for stock-based compensation. Our net operating liabilities excluding cash and cash equivalents, increased from $4.9 million as of January 31, 2010 to $9.1 million as of January 31, 2011. The increase was primarily a result of increases of $5.2 million for accounts payable and accrued liabilities and $4.3 million for deferred revenue, partially offset by increases of $3.8 million in accounts receivable and $2.0 million in deferred inventory costs. The increases in accounts receivable and deferred revenue during fiscal 2011 were primarily the result of increases in sales and shipments of our IP video processing and distribution solution for multi-screen video services and our growth into the North American telecommunications and cable services markets. Similarly, the increases in accounts payable, accrued liabilities and deferred inventory costs were primarily the result of our increases in sales and shipments and the related increase in unit volume to meet the increased demand.

Cash Flows from Investing Activities

In the year ended January 31, 2013, our investing activities consisted of a net $3.6 million investment in corporate bonds in accordance with guidelines set forth in our investment policy and capital expenditures amounting to $4.1 million primarily for the purchase of equipment.

Our investing activities consisted solely of capital expenditures and amounted to $1.3 million and $2.8 million in the year ended January 31, 2011 and 2012, respectively, for purchases of equipment.

Cash Flows from Financing Activities

In the year ended January 31, 2013, cash provided by financing activities was $49.0 million, primarily as a result of cash proceeds of $49.8 million from the initial public offering of common stock in April 2012, net of offering costs paid and a repayment of $1.0 million on our credit facility.

In the year ended January 31, 2012, cash provided by financing activities was $18.0 million, primarily as a result of cash proceeds of $16.3 million received from the issuance of Series I redeemable convertible preferred stock and $1.0 million from our credit facility.

In the year ended January 31, 2011, cash provided by financing activities was $3.5 million, primarily as a result of cash proceeds of $6.2 million received from the issuance of Series H convertible preferred stock, partially offset by cash payments of $2.7 million on our notes payable.

OFF-BALANCE SHEET ARRANGEMENTS

As of January 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following summarizes our contractual obligations as of January 31, 2013:

	Payments Due by Period
Contractual Obligations:	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(in thousands)
Operating lease obligations	$918	$1,659	$1,182	$2,117	$5,876
French governmental research grant repayments	396	268	—	—	664
Uncertain tax positions	462	526	—	—	988

Total	$1,776	$2,453	$1,182	$2,117	$7,528

We outsource the manufacturing, assembly and testing of our encoding products to FutureQuest Incorporated (“FQ”). We generally do not use custom materials in our products and therefore, our obligation to FQ is limited to purchase orders. To the extent that we cancel a purchase order, we are only liable to the extent that FQ cannot otherwise utilize those components. To date, we have never been required to purchase any such components. Our outstanding purchase orders are not material as of January 31, 2013.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

FOREIGN CURRENCY RISK

Most of our sales are denominated in U.S. dollars, and therefore, our revenues are not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro relative to the U.S. dollar. We have a large research and development facility in France and pay our employees located in France in Euros. To date, we have not entered into any hedging contracts. For the year ended 2013, a 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our expenses are denominated would have had an estimated impact of approximately $0.4 million on our financial position and results of operations.

INTEREST RATE SENSITIVITY

We had cash and cash equivalents of $51.3 million and short-term investments of $3.5 million as of January 31, 2013. Our cash and cash equivalents are held primarily in cash deposits and money market funds, while our short-term investments consist of commercial paper and corporate bonds. We hold our cash and cash equivalents for working capital purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. For the year ended 2013, a 10% appreciation or depreciation in overall interest rates would not have had a material impact on our interest income.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Envivio, Inc. and Subsidiaries

South San Francisco, California

We have audited the accompanying consolidated balance sheets of Envivio, Inc. and Subsidiaries as of January 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive loss, cash flows and stockholders’ equity (deficit) for each of the three years in the period ended January 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Envivio, Inc. and Subsidiaries at January 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

San Francisco, California

April 25, 2013

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Envivio, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except for per share amounts)

	January 31, 2012	January 31, 2013
Assets
Current assets:
Cash and cash equivalents	$27,405	$51,344
Short-term investments	—	3,517
Accounts receivable, net of allowance for doubtful accounts of $133 and $792	8,499	8,376
Inventory	108	708
Prepaid expenses and other assets	2,456	2,891
Deferred inventory costs, current	1,547	318

Total current assets	40,015	67,154

Property and equipment, net	3,016	5,003
Deferred inventory costs, net of current portion	100	—
Other assets	1,447	216

Total assets	$44,578	$72,373

Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$7,035	$4,953
Accrued compensation	4,615	3,395
Accrued liabilities	911	1,271
Deferred revenue, current	7,257	3,298
Line of credit	1,000	—

Total current liabilities	20,818	12,917

Deferred revenue, net of current portion	1,400	1,360
Warrant liability	103	—
Other non-current liabilities	1,163	1,661
Deferred rent	18	874

Total liabilities	23,502	16,812

Commitments and Contingencies (Note 5)
Convertible preferred stock:
Convertible preferred stock, issuable in Series G and H, par value $0.001 per share — 4,536,000 and zero shares authorized; 4,238,120 and zero shares issued and outstanding; liquidation preference of $32,500 as of January 31, 2012	31,421	—
Redeemable convertible preferred stock, issuable in Series I, par value $0.001 per share — 2,750,000 and zero shares authorized, 2,750,000 and zero issued and outstanding; liquidation preference of $16,500 and $0	16,343
Preferred stock, par value $0.001 per share — zero and 2,500,000 authorized

Total convertible preferred stock	47,764

Stockholders’ equity (deficit):
Common stock, par value $0.001 per share — 102,000,000 and 100,000,000 shares authorized; 13,169,608 and 26,941,676 shares issued and outstanding	13	27
Additional paid-in capital	52,955	152,168
Accumulated other comprehensive loss	(825)	(868)
Accumulated deficit	(78,831)	(95,766)

Total stockholders’ equity (deficit)	(26,688)	55,561

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$44,578	$72,373

See notes to consolidated financial statements.

Envivio, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except for per share amounts)

	Year Ended January 31,
	2011	2012	2013
Revenue:
Product	$27,504	$46,113	$32,022
Professional services and support	2,500	4,533	7,077

Total revenue	30,004	50,646	39,099

Cost of revenue:
Product	10,306	16,989	13,510
Professional services and support	1,198	1,503	1,483

Total cost of revenue	11,504	18,492	14,993

Gross profit	18,500	32,154	24,106

Operating expenses:
Research and development	5,152	6,728	7,589
Sales and marketing	8,886	16,206	21,359
General and administrative	6,449	8,561	11,730

Total operating expenses	20,487	31,495	40,678

Income (loss) from operations	(1,987)	659	(16,572)
Interest income (expense), net	(270)	(134)	84
Other income (expense), net	(61)	237	(72)

Income (loss) before provision for income taxes	(2,318)	762	(16,560)
Provision for income taxes	167	624	375

Net income (loss)	(2,485)	138	(16,935)
Deemed dividend on convertible preferred stock	(2,286)	—	—
Accretion of redeemable convertible preferred stock	—	(5)	—
Noncumulative dividends to convertible preferred shareholders	—	(133)	—

Net income attributable to common stockholders	$(4,771)	$—	$(16,935)

Net loss per share of common stock, basic and diluted	$(0.58)	$0.00	$(0.72)
Shares used in computing net loss per share of common stock, basic and diluted	8,203,001	13,123,524	23,577,491

See notes to consolidated financial statements.

Envivio, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended January 31,
	2011	2012	2013
Net income (loss)	$(2,485)	$138	$(16,935)
Other comprehensive loss:
Unrealized gain (loss) on short-term investments	—	—	1
Foreign currency translation adjustment	(192)	(74)	(44)
Cumulative translation adjustment reclassified into earnings	—	(186)	—

Other comprehensive loss	(192)	(260)	(43)

Total comprehensive loss	$(2,677)	$(122)	$(16,978)

See notes to consolidated financial statements.

Envivio, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended January 31,
	2011	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,485)	$138	$(16,935)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,048	1,554	2,595
Amortization of short-term investment discounts and premiums	58	—	47
Stock-based compensation	751	1,650	2,833
Recognition of cumulative translation adjustment	—	(186)	—
Inventory provision	82	—	—
Bad debt expense	35	194	738
Fair value remeasurement of warrant liability	113	(93)	(18)
Forgiveness of note related to common stock purchase awards		69	—
Unrealized gain on short-term investments	—	—	(1)
Interest earned but not collected	—	—	(33)
Loss on abandonment of fixed assets	—	—	160
Changes in operating assets and liabilities:
Accounts receivable	(3,779)	(621)	(615)
Inventory	116	(97)	(600)
Prepaid expenses and other current assets	182	22	(402)
Deferred inventory costs	(2,037)	2,560	1,329
Other assets	(30)	(1,320)	(97)
Accounts payable and accrued liabilities	5,177	1,422	(2,942)
Deferred revenue	4,298	(3,400)	(3,999)
Other non-current liabilities	128	489	356
Deferred rent	—	—	214

Net cash provided by (used in) operating activities	3,657	2,381	(17,370)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	—	—	(20,371)
Maturities of short-term investments	—	—	16,807
Proceeds from equipment sales	—	—	9
Capital expenditures	(1,310)	(2,847)	(4,109)

Net cash used in investing activities	(1,310)	(2,847)	(7,664)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from initial public offering, net of offering costs paid	—	—	49,786
Repayment of credit facility	—	—	(1,000)
Proceeds from stock options exercised	—	—	89
Proceeds from notes payable and related warrants	—	1,000	—
Payments on notes payable	(2,727)	—	—
Proceeds from issuance of Series H convertible preferred stock and common stock, net of issuance costs	6,206	—	—
Proceeds from issuance of Series I redeemable convertible preferred stock, net of issuance costs	—	16,338	—
Proceeds from issuance of common stock	—	635	—
Proceeds from exercise of Series E and Series F convertible preferred stock warrants	10	—	—
Proceeds from French governmental research grants	—	—	141

Net cash provided by financing activities	3,489	17,973	49,016

Effect of exchange rate changes on cash and cash equivalents	(149)	(119)	(43)

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,687	17,388	23,939
CASH AND CASH EQUIVALENTS — Beginning of period	4,330	10,017	27,405

CASH AND CASH EQUIVALENTS — End of period	$10,017	$27,405	$51,344

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest Paid	$233	$79	$28

Taxes paid	$35	$26	$3

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Leasehold improvements funded by landlord	—	—	643

Conversion of bridge loans to Series H convertible preferred stock and common stock	$1,205	$—	$—

Conversion of convertible preferred stock to common stock upon initial public offering	$—	$—	$47,769

Offering costs incurred but not paid during the year	$—	—	$1,329

Reclassification of warrant liability to stockholders’ equity	$—	$—	$84

Conversion of Series B, C, D, E and F convertible preferred stock to common stock	$40,704	—	$8

Deemed dividend on convertible preferred stock	2,286	—	—

Accretion of redeemable convertible preferred stock	—	5	—

See notes to consolidated financial statements.

Envivio, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except for share amount)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of January 31, 2010	4,029,910	65,465	44,438	—	6,315	(373)	(74,198)	(68,256)
Issuance of Series E and F convertible preferred stock upon exercise of warrants	96,484	10	—	—	—	—	—	—
Conversion of Series B, C, D, E and F convertible preferred stock to common stock	(2,126,401)	(40,704)	3,407,582	3	40,701	—	—	40,704
Issuance of Series H convertible preferred stock and common stock for cash, net of issuance costs	1,938,272	5,645	8,825,837	9	2,640	—	—	2,649
Issuance of Series H convertible preferred stock and common stock from conversion of bridge loans	299,855	1,005	668,750	1	199	—	—	200
Deemed dividend on convertible preferred stock	—	—	—	—	—	—	(2,286)	(2,286)
Stock-based compensation	—	—	—	—	751	—	—	751
Foreign currency translation adjustment	—	—	—	—	—	(192)	—	(192)
Net loss	—	—	—	—	—	—	(2,485)	(2,485)

Balance as of January 31, 2011	4,238,120	31,421	12,946,607	13	$50,606	(565)	(78,969)	(28,915)
Issuance of Series I redeemable convertible preferred stock for cash, net of issuance costs	2,750,000	16,338	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock	—	5	—	—	(5)	—	—	(5)
Issuance of common stock upon exercise of share-based awards	—	—	223,001	—	704	—	—	704
Stock-based compensation	—	—	—	—	1,650	—	—	1,650
Foreign currency translation adjustment	—	—	—	—	—	(74)	—	(74)
Cumulative translation adjustment reclassified into earnings	—	—	—	—	—	(186)	—	(186)
Net income	—	—	—	—	—	—	138	138

Balance as of January 31, 2012	6,988,120	$47,764	13,169,608	$13	$52,955	$(825)	$(78,831)	$(26,688)
Accretion of redeemable convertible preferred stock	—	8	—	—	(8)	—	—	(8)
Series I redeemable, convertible preferred stock issuance costs	—	(3)	—	—	—	—	—	—
Conversion of preferred stock to common stock	(6,988,120)	(47,769)	6,988,120	7	47,762			47,769
Initial public offering of common stock, net of issuance costs	—	—	6,500,000	7	48,453	—	—	48,460
Reclassification of warrant liability upon initial public offering	—	—	—	—	84	—	—	84
Issuance of common stock from exercise of options and vesting of RSUs	—	—	283,948	—	89	—	—	89
Stock-based compensation	—	—	—	—	2,833	—	—	2,833
Foreign currency translation adjustment	—	—	—	—	—	(44)	—	(44)
Unrealized gain on investments	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	(16,935)	(16,935)

Balance as of January 31, 2013	—	$—	26,941,676	$27	$152,168	$(868)	$(95,766)	$55,561

See notes to consolidated financial statements.

Envivio, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Risk and Uncertainties

The Company is subject to a number of risks similar to other comparable companies in the video processing and distribution industry. These risks include, but are not limited to, the level of capital spending by telecommunications, cable and satellite service providers, as well as, more recently, the emerging broadcast, media and Internet content providers, its reliance on channel partners, a lengthy sales cycle, dependence on the development of new products and services, unfavorable economic and market conditions, competition from larger and more established companies, limited management resources, dependence on a single contract manufacturer and a limited number of suppliers, and the rapidly changing nature of the video processing and distribution industry. Failure by the Company to anticipate or to respond adequately to technological developments in its industry, changes in customer or supplier requirements, changes in regulatory requirements or industry standards, or any significant delays in the development or introduction of products could have a material adverse effect on the Company’s operating results, financial condition and cash flows.

Cash and Cash Equivalents

The Company considers all highly liquid marketable securities purchased with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash and cash equivalents is comprised of demand deposits and money market funds and is stated at amounts that approximate fair value.

The Company had a compensating balance requirement of $1.0 million under its revolving line of credit. This balance was included in cash and cash equivalents as of January 31, 2012. As of January 31, 2013, the Company did not have a compensating balance requirement.

Envivio, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Accounts Receivable and Allowances for Doubtful Accounts

Trade accounts receivable are recorded at invoiced amounts and do not bear interest. The Company does not require collateral and performs ongoing credit evaluations of its customers and provides an allowance for expected losses. The Company maintains an allowance for doubtful accounts based upon the age of its accounts receivable, current economic trends, credit-worthiness of the customers and customer payment history. The Company writes off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues collection of the receivable.

The following table presents the changes in the allowance for doubtful accounts (in thousands):

	January 31, 2011	January 31, 2012	January 31, 2013
Allowance for doubtful accounts—beginning of period	$632	$655	$133
Bad debt expense	35	194	738
Write-offs, net of recoveries and other adjustments	(12)	(716)	(79)

Allowance for doubtful accounts—end of period	$655	$133	$792

Concentration of Risks

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Cash and cash equivalents consist of money market funds and demand deposits with financial institutions which may exceed Federal Deposit Insurance Corporation (“FDIC”) limits. The Company has not experienced any losses related to its cash and cash equivalents. None of the Company’s customers accounted for more than 10% of its accounts receivable as of January 31, 2013 and two customers accounted for 25% and 15% of accounts receivable as of January 31, 2012.

Certain of the components and subassemblies included in the Company’s products are obtained from a single source or a limited group of suppliers. In addition, the Company relies on a single third party to manufacture its products. Although the Company seeks to reduce dependence on those sole source and limited source suppliers and its manufacturer, the partial or complete loss of certain of these sources could have a material adverse effect on the Company’s operating results, financial condition and cash flows, and damage its customer relationships.

Inventories

Inventories are valued at the lower of average cost or market value. Inventories are comprised of hardware and related component parts of its finished goods. The Company establishes provisions for excess and obsolete inventories after evaluating historical sales, future demand, market conditions, expected product lifecycles and current inventory levels to reduce such inventories to their estimated net realizable value.

Deferred Inventory Costs

Deferred inventory costs represent the cost of products that have been delivered to the customer for which product revenue associated with the arrangement has been deferred as a result of not meeting the revenue recognition criteria. The deferred inventory costs are recognized as costs of revenue when the related revenue is recognized.

Envivio, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Property and Equipment, net

Property and equipment, net, is stated at historical cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are recorded at cost with any reimbursement from the landlord being accounted for as deferred rent, which is amortized using the straight-line method over the lease term. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the lease term. Costs for demo inventory held by the Company’s customers are also included within property and equipment as of January 31, 2012 and 2013. Demo inventory is depreciated over an estimated useful life of two years. Expenditures for maintenance and repairs are expensed as incurred.

Deferred Offering Costs

Deferred offering costs represent specific incremental costs directly attributable to the Company’s initial public offering of securities, which were charged against the gross proceeds from the offering once completed. As of January 31, 2012, the Company had deferred offering costs of $1.3 million which are included in other assets. All deferred offering costs had been charged against gross proceeds from the offering as of January 31, 2013.

Impairment of Long-lived Assets

The Company evaluates its long-lived assets for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying value of the asset over the estimated fair value of the asset. As of January 31, 2013 and 2012, the Company has not written down any of its long-lived assets as a result of an impairment.

Revenue Recognition

The Company derives revenue from the sale of its IP video processing and distribution solutions which consist of hardware and integrated software, that is essential to the functionality of the equipment we sell, and stand-alone software. We also derive revenue from related professional services and support and maintenance agreements.

The Company recognizes revenue only when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable. The Company evaluates each of these criteria as follows:

•	Evidence of an arrangement — Contracts or customer purchase orders are used to determine the existence of an arrangement.

•

Delivery — Delivery is considered to occur when title has been transferred, except in instances where final acceptance of the product, system or solution is specified by the customer. In these instances, revenue is deferred until acceptance criteria have been met. In the case of electronic delivery of the licensed software, title transfers when the customer is given access to download the software.

•

Fixed or determinable fee — The Company assesses whether fees are fixed or determinable at the time of sale. The Company only considers the fee to be fixed or determinable if the fee is not subject to refund or adjustment. The Company’s payment terms may vary based on the country in which the

Envivio, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

agreement is executed and the credit standing of the individual customer, among other factors. If the arrangement fee is not fixed or determinable, revenue is recognized as amounts become due and payable.

•

Collection is deemed probable — Collection is deemed probable if the Company expects that the customer will be able to pay amounts under the arrangement as payments become due. If the Company determines that collection is not probable, it defers the revenue until cash collection.

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for revenue recognition to remove from the scope of industry-specific software revenue recognition guidance, any tangible products containing software components and non-software components that operate together to deliver the product’s essential functionality. In addition, the FASB amended the accounting standards for certain multiple element revenue arrangements to:

•	Provide updated guidance on whether multiple elements exist, how the elements in an arrangement should be separated, and how the arrangement consideration should be allocated to the separate elements;

•

Provide for price hierarchy, where the selling price for an element is based on vendor specific objective evidence (“VSOE”), if available; third-party evidence (“TPE”), if available and VSOE is not available; or the best estimate of selling price (“BESP”), if neither VSOE nor TPE is available;

•	Eliminate the use of the residual method and require an entity to allocate arrangement consideration using the selling price hierarchy.

The new accounting guidance was adopted by the Company on a prospective basis at the beginning of the fiscal year ending January 31, 2012 for all transactions, except for stand-alone sales of software, entered into or materially modified on or after February 1, 2011.

The Company enters into multiple element revenue arrangements in which a customer may purchase a combination of hardware, software, software upgrades, hardware and software maintenance and professional services. The Company accounts for multiple agreements with a single customer as one arrangement if the contractual terms or substance of those agreements indicate that they may be so closely related that they are, in effect, parts of a single arrangement.

For transactions entered into prior to February 1, 2011, the adoption date of the amended revenue standards, the Company allocates revenue for arrangements with multiple deliverables, such as sales of our solution with software that include support, training or other professional services, to the delivered elements of the arrangement using the residual value method based on VSOE of fair value of the undelivered items. VSOE of fair value for undelivered elements is determined based upon prices paid by the customers for the separate renewal or sales of such services.

For transactions, other than stand-alone sales of software, entered into on or subsequent to February 1, 2011, the Company allocates the arrangement fee to each element based upon the relative selling price of such element and, if software and software-related elements, such as maintenance for the software elements, are also included in the arrangement, the Company allocates the arrangement fee to each of those software and software-related elements as a group based on its BESP for those elements. After such allocations are made, the amount of the arrangement fee allocated to the software and software-related elements is accounted for using the residual method. When applying the relative selling price method, the Company determines the selling price for each element using VSOE of selling price, if it exists, or if not, TPE of selling price, if it exists. If neither VSOE nor

Envivio, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

TPE of selling price exist for an element, the Company uses its BESP for that element. The revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for that element. The manner in which the Company accounts for multiple element arrangements that contain only software and software-related elements remains unchanged.

Consistent with the Company’s methodology under previous accounting guidance, it determines VSOE for each element based on historical stand-alone sales to third parties. For hardware and software maintenance and professional services, the Company determines the VSOE of fair value based on the Company’s history of stand-alone sales demonstrating that a substantial majority of transactions fall within a narrow range for each service offering. The Company is presently not able to determine VSOE of fair value for its professional services due to lack of stand-alone sales of such services.

The Company is presently not able to determine TPE for its products, maintenance or professional services. TPE is determined based on competitor prices for similar elements when sold separately. Generally, the Company’s offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, the Company’s go-to-market strategy differs from that of its peers and it is unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis.

When the Company is unable to establish the selling price of an element using VSOE or TPE, it uses BESP in its allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. The Company determines BESP for a product or service by considering multiple factors including, but not limited to, historical pricing practices by geography, customer class and distribution channel and gross margin objectives.

The Company regularly reviews VSOE and BESP data provided by actual transactions to update these estimates and the relative selling prices allocated to each element.

If the transactions entered into or materially modified after February 1, 2011 were subject to previous accounting guidance, the Company’s total pro forma revenues would have been $45.1 million during the year ended January 31, 2012. Similarly, the Company’s pro forma deferred revenue would have been $14.2 million as of January 31, 2012 if the transactions entered into or materially modified after February 1, 2011 were subject to previous accounting guidance.

The impact of the revised accounting guidance to total revenue for the year ended January 31, 2012 was attributable to the Company’s ability to assign BESP to undelivered elements which previously required VSOE, the recognition of hardware revenue associated with maintenance contracts previously accounted for ratably over the contract period, and the reallocation of discounts to revenue deliverables.

Revenue from support and maintenance agreements is recognized ratably over the term of the maintenance agreement, which is typically one year, and the Company defers the unrecognized revenue portion of the maintenance agreements. The Company recognizes revenue from professional services upon performance of the services and recognizes costs associated with services as incurred. For stand-alone sales of software with professional services, the Company does not recognize revenue until all professional services have been delivered to the customer as the Company does not have VSOE for these services.

Shipping and Handling Costs

Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of revenue in the Company’s consolidated statements of operations.

Envivio, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Deferred Revenue

A portion of the Company’s deferred revenue represents customer payments made in advance for support and maintenance contracts because the Company typically bills support contracts on an annual basis in advance and recognizes the associated revenue ratably over the support period, which can range from one to five years. Deferred revenue also includes arrangements where, in prior years, the Company did not have VSOE of fair value for support and maintenance services. For transactions entered into or materially modified before February 1, 2011 and for stand-alone sales of software that are subject to software accounting, when the Company does not have VSOE of fair value for the support services, revenue from the entire arrangement is recognized ratably over the support period.

For transactions entered into or materially modified before February 1, 2011 and for stand-alone sales of software, the Company also records deferred revenue for arrangements that include undelivered professional services because the Company has not established VSOE of fair value for these services. In these arrangements, the Company defers the revenue from the entire arrangement until the professional services are delivered, which typically ranges from two weeks to three months after the delivery of the product. For transactions, other than stand-alone sales of software, entered into or materially modified on or after February 1, 2011, revenue will only be deferred for the portion of the arrangement relating to undelivered services and support and maintenance rather than deferring the entire arrangement.

Deferred revenue also includes arrangements where final acceptance of the product, system or solution is specified by the customer, and the recognition of revenue for these arrangements is deferred until all acceptance criteria are met.

Deferred Rent

The Company recognizes rental expense on a straight-line basis over the lease term, including the construction period, and record the difference between rent expense and the amount currently payable as deferred rent. The cost of leasehold improvements paid by the Company’s landlord and repayable to the landlord are also included in deferred rent.

Capitalized Software Development Costs

The Company charges product development costs to expense as incurred until technological feasibility is attained and all other research and development activities for the hardware components of the product have been completed. Technological feasibility is attained when the planning, design and testing phase related to the development of the Company’s software has been completed and the software has been determined viable for its intended use. The time between the attainment of technological feasibility and the completion of software development has historically been relatively short with immaterial amounts of development costs incurred during this period. Accordingly, the Company has not capitalized any software development costs.

Foreign Currency Translation

For each of the Company’s foreign subsidiaries, the functional currency is its local currency. Assets and liabilities of foreign operations are translated into U.S. dollars using period-end exchange rates, and revenues and expenses are translated into U.S. dollars using average exchange rates in effect during each period. The effects of foreign currency translation adjustments are included in accumulated other comprehensive loss, a separate component of stockholders’ deficit. Also recorded as foreign currency translation adjustments are transaction

Envivio, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

gains and losses on long-term intercompany balances for which settlement is not planned or anticipated in the foreseeable future.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax expense or benefit is the result of changes in the deferred tax asset and liability. Valuation allowances are established when necessary to reduce deferred tax assets where, based upon the available evidence, management concludes that it is more likely than not that the deferred tax assets will not be realized.

The Company follows the accounting guidance for accounting for uncertainty in income taxes. The accounting guidance requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company records a liability for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on the Company’s tax return. To the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite the Company’s belief that the tax return positions are fully supportable. The reserves are adjusted in light of changing facts and circumstances, such as the outcome of a tax audit. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.

The Company recognizes interest and penalties related to unrecognized tax benefits within the provision for income taxes in the accompanying consolidated statements of operations. Accrued interest and penalties are included within other non-current liabilities in the consolidated balance sheets.

Warranty

The Company generally provides a warranty for its products, software and services. The initial warranty period for all products commences on the date of purchase and continues in effect for the following consecutive 12 months for hardware and 90 days for software. The warranty period can be extended if the customer has purchased a support agreement. The warranty period continues for the duration of a valid support agreement between the Company and the customer under which the payment of support and maintenance fees is current. To date, the Company’s warranty expense has not been significant. Therefore, the Company did not provide for a warranty accrual as of January 31, 2012 and 2013.

Stock-Based Compensation

The Company recognizes compensation expense for all stock-based payment awards made to employees and directors based on the estimated fair value of the awards on the date of grant. The Company determines the grant date fair value of the awards using the Black-Scholes option-pricing model and recognizes the related stock-based compensation generally on a straight-line basis over the vesting period of the awards. The Company uses a modified binary option pricing model (European, call option) to establish the expected value of restricted stock awards with market and performance vesting conditions. Stock-based compensation expense is based on the value of the portion

Envivio, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

of the stock-based payment awards that are ultimately expected to vest. As such, the Company’s stock-based compensation is reduced for the estimated forfeitures at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the event of a modification, the fair value of the awards immediately before and after the modification is determined and the incremental values, if any, are also recognized over the remaining vesting period of the modified awards.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). For the Company, other comprehensive loss includes foreign currency translation adjustments and unrealized gains and losses on investments. Total comprehensive income (loss) has been disclosed in the consolidated statements of stockholders’ equity (deficit).

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

The categorization of a financial instrument within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s Level 1 assets consist of its money market accounts. The Company’s Level 2 assets consist of its short-term investments. The Company’s Level 3 liabilities consist of its convertible preferred stock warrants. The Company did not have any other financial assets or liabilities that are measured and reported at fair value.

As of January 31, 2012, the carrying value of the line of credit approximated fair value principally because of the short-term nature of this liability.

Foreign Tax Credits

The Company’s foreign tax credit asset consists primarily of amounts due from the Government of France for research and development incentives provided to the Company’s French subsidiary. The French research tax credit is general and does not target any specific sector or type of company. Eligible expenditures include human and material resources allocated to research and development, subcontracted research and development costs, technological costs and patent protection. The amounts due from the Government of France are determined on a cost reimbursement basis. The French research tax credit is deducted from the French tax to be paid, or in the

Envivio, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

event taxes are not due it is refunded. As the French research tax credit is related to the Company’s research and development expenditures and is refundable regardless of whether any French tax is owed, the credits earned of $1.2 million, $1.2 million and $1.6 million during the years ended January 31, 2011, 2012 and 2013, respectively, were recorded as a reduction of research and development expenses.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock, as a result of the Company’s initial public offering in April 2012. All previously outstanding classes of common stock and all outstanding classes of preferred stock were converted on a one to one basis to shares of common stock.

Net Income (Loss) per Share Attributable to Common Stockholders

Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Net income (loss) attributable to common stockholders is calculated using the two class method, by subtracting from net income (loss) the noncumulative dividends on all outstanding shares of convertible preferred stock and the accretion of the redeemable convertible preferred stock to its redemption amount, to reflect the rights of the preferred stockholders to receive dividends in preference to common stock.

The diluted net income (loss) per share attributable to common stockholders is computed by giving effect to all potential common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, convertible preferred stock, stock options to purchase common stock, stock purchase rights and warrants to purchase convertible preferred stock and common stock are considered to be common stock equivalents but have been excluded from the calculation of diluted net income (loss) per share attributable to common stockholders as their effect is not dilutive.

Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income, which requires an entity to present total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The guidance must be applied retrospectively, and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this guidance during the quarter ended April 30, 2012. The adoption had no impact on the Company’s financial position or results of operations. We adopted this standard by including the consolidated statements of comprehensive loss herein.

2. Balance Sheet Items

Short-term investments consist of $3.5 million in corporate bonds and are classified as available-for-sale securities. The Company has classified all available-for-sale securities with readily available markets as short-term, regardless of whether the stated maturity is greater than one year from the current balance sheet date, because of the intent to sell those securities as necessary. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. For the periods presented, realized and unrealized gains and losses on investments were not material. An impairment charge is recorded in the consolidated statements of operations for declines in fair value below the cost of an individual investment that are deemed to be other than temporary. The Company assesses

Envivio, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

whether a decline in value is temporary based on the length of time that the fair market value has been below cost, the severity of the decline, as well as the intent and ability to hold, or plans to sell, the investment.

Accounts receivable, net of allowance for doubtful accounts, consist of the following (in thousands):

	January 31, 2012	January 31, 2013
Accounts receivable, gross	$8,632	$9,168
Allowance for doubtful accounts	(133)	(792)

Accounts receivable, net	$8,499	$8,376

Prepaid expenses and other current assets are comprised of the following (in thousands):

	January 31, 2012	January 31, 2013
Foreign tax credits refundable	$1,241	$1,683
Prepaid expenses	1,215	1,208

Prepaid expenses and other current assets	$2,456	$2,891

Property and equipment, net, consist of the following (in thousands):

	January 31, 2012	January 31, 2013
Computers and equipment	$6,318	$8,925
Software	1,177	1,284
Furniture and fixtures	890	1,920
Leasehold improvements	129	129

Total property and equipment	8,514	12,258
Less: accumulated depreciation and amortization	(5,498)	(7,255)

Property and equipment, net	$3,016	$5,003

3. Fair Value of Financial Instruments

The fair value of the Company’s financial assets and liabilities measured on a recurring basis is as follows (in thousands):

	January 31, 2012				January 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (included in cash and cash equivalents)	$25,783	$—	$—	$25,783	$48,691	$—	$—	$48,691
Short-term investments	—	—	—	—	—	3,517	—	3,517
Liabilities:	—	—	—	—	—	—	—	—
Warrant liability	—	—	103	103	—	—	—	—

Envivio, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Company’s Level 2 assets exclusively include corporate bonds with quoted prices that are traded less frequently than exchange-traded instruments. All of the Company’s Level 2 assets values are determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. The pricing model information is provided by third party entities.

4. Line of Credit and Other Non Current Liabilities

Debt outstanding as of January 31, 2012 and 2013 consisted of the following (in thousands):

	January 31, 2012	January 31, 2013
Line of credit	$1,000	$—
Less current portion	(1,000)	—

Long term portion	$—	$—

Line of Credit

In November 2010, the Company entered into a revolving line of credit with a commercial lender that allowed for draws of up to $5.0 million for general corporate purposes. Amounts borrowed were to be repaid prior to the maturity date in November 2012. Interest accrued at a floating per annum rate equal to either the (i) greater of (x) the prime rate plus 2.75% or (y) 6.75% if the liquidity ratio for the immediately preceding month did not meet a minimum threshold or (ii) greater of (x) the prime rate plus 1.75% or (y) 5.75% in all other instances. The Company paid commitment fees in the amount of $106,000 and a good faith deposit of $25,000 to facilitate the agreement. The lender for this line of credit had a first priority perfected security interest in all of the Company’s assets. The credit facility contained financial covenants which effectively required the Company to maintain no less than $1.0 million in outstanding borrowings throughout the term of the arrangement as well as maintain a ratio of unrestricted cash and eligible accounts receivable to current liabilities of at least 1.50 to 1.00. As of January 31, 2012, the Company was in compliance with the covenants under the line of credit facility.

The Company drew down $1.0 million under this line of credit during the year ended January 31, 2012. During the year ended January 31, 2013, the Company paid all outstanding amounts under this line of credit.

On July 31, 2012, the Company amended its revolving line of credit agreement with a commercial lender to increase the amount available from up to $5.0 million to $10.0 million for general corporate purposes and extend the maturity date to July 2014. Under the terms of this amendment, interest accrues at a floating per annum rate equal to the greater of either (x) the prime rate plus 0.75% or (y) 4.00% and the Company is required to pay commitment fees of $25,000 per year. The Company is no longer subject to financial covenants requiring the Company to maintain no less than $1.0 million in outstanding borrowings throughout the term of the arrangement, but is required to maintain a ratio of unrestricted cash, cash equivalents and eligible accounts receivable to current liabilities less deferred revenue of at least 1.50 to 1.00. As of January 31, 2013, the Company was in compliance with the covenants under the line of credit facility, as amended.

French Governmental Research Grants

The Company receives repayable research grants from regional French governmental agencies to fund research and development activities. The French governmental research grants payable were $520,000 and

Envivio, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

$664,000 as of January 31, 2012 and 2013, respectively, and are included in other noncurrent liabilities. The French governmental research grants do not bear interest and are repayable as follows:

Year ending January 31,	Future repayments
2014	$396
2015	268

Total	$664

5. Commitments and Contingencies

Operating Leases

The Company leases facilities under operating leases expiring at various dates through 2021. As of January 31, 2013, future minimum payments under the Company’s noncancellable leases are as follows (in thousands):

Year ending January 31,	Future Lease payments
2014	$918
2015	851
2016	808
2017	591
2018	591
Thereafter	2,117

Total	$5,876

Rental expense totaled $581,000, $769,000 and $1,221,000 for the years ended January 31, 2011, 2012 and 2013, respectively.

Litigation Matters

On October 5, 2012 a complaint captioned Wiley v. Envivio, Inc., et al. CIV-517185 was filed in the Superior Court of California, County of San Mateo naming as defendants the Company, each of our directors, our chief executive officer, our chief financial officer, and certain underwriters of our IPO. The lawsuit purports to be a class action on behalf of purchasers of shares issued in the IPO and generally alleges that the registration statement for the IPO contained materially false or misleading statements. The complaint purports to assert claims under the Securities Act of 1933, as amended, and seeks unspecified damages and other relief. On October 19, 2012 a similar complaint captioned Toth v. Envivio, Inc. et al. CIV-517481 was filed in the same court. On November 2, 2012 defendants removed the cases to the United States District Court for the Northern District of California where they were assigned case numbers 12-cv-05637-CRB and 12-cv-05636-CW. A similar complaint was filed in the United States District Court for the Northern District of California on December 20, 2012 entitled Thomas v. Envivio, Inc., et al. C 12-06464.

The actions described above have only recently been filed and there has been no discovery or other proceedings. Accordingly, the Company is not in a position to assess whether any loss or adverse effect on its financial condition is probable or remote or to estimate the range of potential loss, if any.

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company is not currently a party to any other litigation matters that, individually or in the aggregate, are expected to have a material adverse effect on the Company’s business, financial condition or results of operations.

Envivio, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

6. Stockholders’ Equity (Deficit)

Common Stock

At January 31, 2012, the designations and rights of the Series 1 and Series 2 common stock were identical except for their respective voting rights as the Series 1 shares did not have the right to vote, except as required by law, and the Series 2 shares were allowed one vote on all matters subject to a vote of the stockholders. The holders of common stock, including shares legally outstanding from stock purchase rights that were exercised with notes, were also entitled to receive non-cumulative dividends whenever funds were legally available and if declared by the board of directors, subject to the rights of all classes of stock outstanding.

Immediately prior to the closing of the IPO in April 2012, all outstanding shares of convertible preferred stock converted into common stock on a one-for-one basis. In addition, the Series 1 common stock and Series 2 common stock converted into one class of common stock. As of January 31, 2013, the Company is authorized to issue 100,000,000 shares of common stock, $0.001 par value per share and 2,500,000 shares of preferred stock, $0.001 par value per share. On April 24, 2012, the Company sold 6,500,000 shares of common stock at a price to the public of $9.00 per share in an initial public offering (“IPO”). The shares began trading on the NASDAQ Global Market on April 25, 2012. The $54.4 million in proceeds from the IPO, net of underwriters’ discounts and commissions, but before deducting offering-related expenses payable by the Company of $5.8 million, were received on April 30, 2012, which was the closing date of the IPO. Immediately prior to the closing of the offering, all outstanding shares of convertible preferred stock converted into common stock on a one-for-one basis and we have blank check preferred stock authorized. The convertible preferred stock converted into 6,988,120 shares of common stock and 1,006,206 shares of Series 1 common stock and 12,909,470 shares of Series 2 common stock converted into one class of common stock. In addition to the 6,500,000 shares of common stock sold in the IPO, certain selling stockholders of the Company also sold 1,255,000 shares of common stock in the IPO. The shares sold by the selling stockholders consisted of 503,496 shares of convertible preferred stock and 751,504 shares of Series 1 and Series 2 common stock, which were converted to common stock immediately prior to the closing of the IPO.

Envivio, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Shares of common stock authorized, issued and outstanding, by series, as of January 31, 2012 and 2013 consist of the following:

	January 31, 2012
	Authorized	Issued and Outstanding
Series 1	2,000,000	1,006,206
Series 2	100,000,000	12,163,402

	102,000,000	13,169,608

	January 31, 2013
	Authorized	Issued and Outstanding
Common stock	100,000,000	26,941,676

Shares of common stock reserved for issuance on an as-if converted basis is as follows as of January 31, 2012 and 2013:

	January 31, 2012	January 31, 2013
Conversion of convertible preferred stock	6,988,120	—
Exercise and vesting of stock-based awards	3,108,972	3,395,102
Available for option grants	924,163	553,085
Exercise of Series G warrants	36,000	—
Exercise of Common Stock warrants	—	36,000

	11,057,255	3,984,187

Convertible Preferred Stock

During the year ended January 31, 2009, the Company issued 870,319 shares of Series G at a purchase price of $12.50 per share and received aggregate proceeds of $10.9 million. At the same time, the Company issued 729,678 shares of Series G in exchange for the conversion of bridge loan principal and interest of $9.1 million. The Company incurred issuance costs related to the Series G issuances of $205,000.

During the year ended January 31, 2010, the Company issued 399,996 shares of Series G at a purchase price of $12.50 per share and received aggregate proceeds of $5.0 million. The Company incurred issuance costs related to the Series G issuances of $22,000.

In June 2010, the Company amended its COI to amend the automatic conversion features for the outstanding shares of Series B, C, D, E and F convertible preferred stock, individually referred to as Series B, Series C, Series D, Series E and Series F, such that these shares would automatically convert into common stock immediately prior to the consummation of the sale of $3.0 million of the yet to be issued Series H without any further action by the convertible preferred stockholders. The automatic conversion rate, which was not amended within the updated COI, was as follows: each share of the Series B converted into 72 shares of common, each share of the Series C converted into 52 shares of common, each share of the Series D converted into 1 share of common, each share of the Series E converted into 1 share of common, and each share of the Series F converted into 1.1428 shares of common. Also in conjunction with the amendment to the automatic conversion features for the convertible preferred stock, the Company amended all outstanding Series E and F warrants, consisting of

Envivio, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

warrants to purchase 99,684 shares of Series E and warrants to purchase 61,137 shares of Series F, to reduce the number of shares underlying the warrants to 60% of the original number of shares underlying the warrants. In addition, the Series E and F warrant exercise price was reduced to $0.10 per share from $12.50 per share for the Series E warrants and $20.60 per share for the Series F warrants.

Following the amending of the Certificate of Incorporation (“COI”) in June 2010, the Company completed two financing rounds by issuing 2,238,127 shares of Series H at a purchase price of $3.35 per share to existing investors in the Company. The Company received gross proceeds of $7.5 million, which included the conversion of the principal and accrued interest on a $1.0 million bridge loan received in December 2009. The Company incurred offering expenses of $288,000 related to the Series H financing. As an incentive to participate in the Series H financing, the Company’s existing stockholders were offered the opportunity to receive additional shares of common stock (“Incentive Shares”) if they purchased at least their full pro rata portion of the Series H financing, which was calculated based on the aggregate respective liquidation preferences for the outstanding convertible preferred stock. The existing holders of convertible preferred stock would not be penalized, however, if they did not participate, as the Incentive Shares were issued to participating stockholders in addition to the Series H purchased by participating stockholders. The number of Incentive Shares to be issued was based on the series of the currently outstanding convertible preferred stock held by each Series H participant as follows: at a rate of 107.430618 shares of common for each share of the Series B, 77.588779 shares of common for each share of Series C, 1.492092 shares of common for each share of Series D, 1.865115 shares of common for each share of Series E, and 3.073709 shares of common for each share of Series F. As a result, the Company issued 9,494,587 Incentive Shares with the shares of Series H issued during the Series H financing.

The Series E and F warrants were exercised immediately before the conversion of the Series E and F into common stock. Then immediately upon the closing of the Series H financing, after the exercise of the warrants, the outstanding shares of Series B, C, D, E and F converted into 3,407,582 shares of common stock and only shares of Series G and H remained outstanding after the conversion and financing.

The Company accounted for the Series H financing based on the fair value of the shares of Series H and common stock issued. The $2.3 million excess of the fair value of the shares of Series H and Incentive Shares issued over the proceeds received in the financing of $7.5 million, including the conversion of the principal and accrued interest on a $1.0 million bridge loan received in December 2009, was recognized as a deemed dividend on the convertible preferred stock directly through the accumulated deficit in the statements of convertible preferred stock, stockholders’ deficit and comprehensive income (loss) and as a charge to the net loss attributable to the common stockholders on the statement of operations during the year ended January 31, 2011.

In December 2011, the Company sold 2,500,000 shares of newly authorized Series I for $6.00 per share, which raised $15.0 million in gross proceeds. In January 2012, the Company redesignated the then-outstanding Series I into Series I2. Concurrently, the Company authorized and sold 150,000 shares of Series I1 and an additional 100,000 shares of Series I2 at $6.00 per share. The Company received gross proceeds of $1.5 million from the second round of financing. The Company incurred offering expenses of $162,000 related to the Series I financing.

As of January 31, 2012, the Company’s convertible preferred stock consisted of Series G and H convertible preferred stock and Series I redeemable convertible preferred stock. The Series G and H convertible preferred stock and the Series I redeemable convertible preferred stock were individually referred to as Series G, Series H and Series I and collectively as convertible preferred stock. As of January 31, 2011, the Company was authorized to issue an aggregate of 45,360,000 shares of convertible preferred stock. During the year ended January 31, 2012, the Company amended its COI to amend the number of authorized shares and to designate a new series of

Envivio, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

redeemable convertible preferred stock. As of January 31, 2012, the authorized number of shares was reduced to 7,286,000 shares of convertible preferred stock.

As of January 31, 2012 and immediately prior to the conversion into common stock, the authorized, issued and outstanding shares of convertible preferred stock were as follows (in thousands, except for share and per share amounts):

Series	Issuance Price per Share	Conversion Ratio	Shares Authorized	Shares Issued and Outstanding	Carrying Value	Liquidation Preference
Series G1	$12.50	1.000	200,000	199,999	$2,500	$2,500
Series G2	12.50	1.000	1,836,000	1,799,994	22,272	22,500
Series H1	3.35	1.000	100,000	89,550	266	300
Series H2	3.35	1.000	2,400,000	2,148,577	6,383	7,200
Series I1	6.00	1.000	150,000	150,000	895	900
Series I2	6.00	1.000	2,600,000	2,600,000	15,448	15,600

			7,286,000	6,988,120	$47,764	$49,000

In conjunction with the Company’s initial public offering, all outstanding convertible preferred stock was converted to shares of common stock on a one-for-one basis. As of January 31, 2013, the Company has one authorized class of preferred stock in the amount of 2,500,000 shares. No preferred stock has been issued or is outstanding at January 31, 2013.

The significant rights and preferences of the various series of convertible preferred stock outstanding as of January 31, 2012 were as follows:

Conversion Rights

Holders of Series G1, H1 and I1 had the option to convert each share into one share of Series 1 common stock and holders of Series G2, H2 and I2 had the option to convert each share into one share of Series 2 common stock at any time. In addition, the convertible preferred stock would automatically convert into the applicable series of common stock upon an initial public offering with net proceeds of not less than $50.0 million and with a public offering price of not less than (1) $9.00 per share if the offering occurred prior to the end of the three year period after the first issuance of the Series I and (2) $6.70 per share thereafter.

Voting Rights

Each share of Series G2, H2 and I2 had voting rights equivalent to the number of shares of Series 2 common stock into which it was convertible and the Series G1, H1 and I1 did not have voting rights, except as required by law. In regards to the selection of the nine directors for the Company’s board of directors, the Series G2 holders had the right to elect three directors, the Series H2 holders had the right to elect one director, the Series I2 holders had the right to elect one director, the Series 2 common stockholders had the right to elect one director, and the Series G2, H2, I2 holders and Series 2 common stockholders, voting together on an as-converted basis, had the right to elect the remaining three directors.

Dividend Rights

The holders of Series G, H and I were entitled to receive annual noncumulative dividends at a rate of $1.00, $0.27 and $0.52 per share as adjusted for stock splits, stock dividends, reverse stock splits, stock combinations,

Envivio, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

reorganizations, and the like, out of any assets available when and if declared by the board of directors. The dividends did not accrue to the holders if not declared in a particular period and the Company did not declare any dividends.

Liquidation Preferences

In the event of liquidation, dissolution or winding up of the Company, the holders of Series H and I were entitled to receive $3.35 and $6.00 per share and any declared but unpaid dividends prior to any other distributions on any other shares of convertible preferred or common stock. After payments of all liquidation preferences were made to the holders of the Series H and I, the holders of Series G were entitled to receive $12.50 per share and any declared but unpaid dividends prior to any other distributions. Any remaining assets after distribution to the holders of Series G, H and I would have been distributed pro rata among all common and convertible preferred stockholders on an as-converted basis. For purposes of this section, a merger or sale in which more than 50% of the outstanding voting power or capital stock was no longer held by the Company’s stockholders, or the sale of all or substantially all of the Company’s assets, would have been deemed to be a liquidation of the Company.

Redemption Rights

The outstanding shares of Series G and H were not mandatorily redeemable. The Series I, however, were contingently redeemable because these shares allowed for redemption by the holders with written consent of at least 50% of the Series I holders at any time after the fifth anniversary of the Series I issuance date, or December 2, 2011. Upon such a redemption request, the Company would have redeemed the outstanding shares of Series I by paying cash equal to the Series I original issue price of $6.00 per share plus any declared but unpaid dividends on those shares.

The Company recorded accretion of convertible preferred stock for the difference between the initial recorded amount and the redemption value of the Series I.

7. Convertible Preferred Stock Warrants

The Company had granted warrants to purchase shares of convertible preferred stock to investors as incentives during stock issuances, warrants to lenders as additional consideration for loans and warrants to a supplier as compensation for services. The warrants were fully vested upon issuance, immediately exercisable and expire five to eight years after issuance.

At various dates during the year ended January 31, 2008, corresponding to the related drawdown of the Company’s notes payable, the Company issued warrants to purchase 22,936 shares of Series F with an exercise price $20.60 per share to a lender. The warrants were exercisable at any time and were subject to expiration in March 2015. The fair value of these warrants of $301,000 was recorded as a debt discount and a warrant liability on the consolidated balance sheet on the dates of issuance. In conjunction with the June 2010 amendment to the convertible preferred stock conversion features, the number of shares underlying the warrant was reduced to 60% of the original number. In addition, the warrant exercise price was reduced to $0.10 per share. These warrants were exercised as part of the Series H financing in June 2010, and the underlying Series F was subsequently converted into common stock. Upon exercise, the related warrant liability was reclassified to convertible preferred stock, and then subsequently converted to common stock and reclassified to additional paid-in capital.

During the year ended January 31, 2009, in conjunction with the issuance of a bridge loan in the form of a convertible note, the Company issued warrants to purchase 38,201 shares of Series F with an exercise price of $20.60 per share. In conjunction with the June 2010 amendment to the convertible preferred stock conversion

Envivio, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

features, the number of shares underlying the warrant was reduced to 60% of the original number. In addition, the warrant exercise price was reduced to $0.10 per share. The warrants were exercisable at any time and expire at various dates through July 2012. These warrants were exercised as part of the Series H financing in June 2010, and the underlying Series F was subsequently converted into common stock. Upon exercise, the related warrant liability was reclassified to convertible preferred stock, and then subsequently converted to common stock and reclassified to additional paid-in capital.

At various dates during the year ended January 31, 2009, corresponding to the related drawdown of the Company’s notes payable, the Company issued warrants to purchase 36,000 shares of Series G with an exercise price of $12.50 per share. The warrants are exercisable at any time and expire in June 2015. These warrants had not been exercised and were still outstanding as of January 31, 2011 and 2012.

The above convertible preferred stock warrants were accounted for as warrant liabilities and debt discounts on the Company’s notes payable. The warrant liabilities were remeasured to their fair value at the end of each reporting period until they are exercised or expire.

Warrant activity during the years ended January 31, 2011, 2012 and 2013 was as follows:

	Series E Warrants	Exercise Price		Series F Warrants	Exercise Price		Series G Warrants	Exercise Price
January 31, 2010	99,684		$12.50	61,137		$20.60	36,000	$12.50
Warrants granted	—			—			—
Warrants expired or forfeited	(39,878)			(24,459)			—
Warrants exercised	(59,806)			(36,678)			—

January 31, 2011	—		$—	—		$—	36,000	$12.50
Warrants granted	—			—			—
Warrants expired or forfeited	—			—			—
Warrants exercised	—			—			—

January 31, 2012	—		$—	—		$—	36,000	$12.50
Preferred warrants converted to common warrants	—			—			(36,000)

January 31, 2013	—	$		—	$		—	—

The Company calculated the fair value of the warrants during the years ended January 31, 2012 and 2011 using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended January 31,
	2011	2012
Contractual term (in years)	4.40	3.40
Volatility	75.00%	54.00%
Risk-free interest rate	1.50%	0.30%
Expected dividend	0.00%	0.00%

The fair value of the warrant liability was estimated to be $196,000 and $103,000 as of January 31, 2011 and 2012, respectively. The change in the fair value of the convertible preferred stock warrants resulted in a gain of $93,000 during the year ended January 31, 2012 and a loss of $113,000 during the year ended January 31, 2011, which has been included in other income (expense), net in the statements of operations.

Envivio, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Immediately prior to the closing of the IPO on April 30, 2012, the outstanding warrant to purchase 36,000 shares of convertible preferred stock was converted into a warrant to purchase 36,000 shares of common stock on a one-to-one basis. Upon the conversion of the underlying convertible preferred stock, the Company remeasured the related warrant liability to fair value and reclassified the balance to additional paid-in capital.

8. Stock-based compensation plans

Stock Option Plans

The Company adopted a stock option plan (the “2000 Plan”) in 2000. Under the 2000 Plan, as amended, the Company was able to grant options to purchase up to 1,181,689 shares of common stock to certain employees, directors and consultants. Under the terms of the 2000 Plan, the Company may grant incentive stock options (“ISO”), nonstatutory stock options (“NSO”), common stock purchase agreements (“CSPA”) and stock purchase rights (“SPR”). Such awards are exercisable at prices generally equal to the fair value of the Company’s common stock at the date of grant, as determined by the board of directors. Awards granted under the 2000 Plan generally vest over four years with a six-month cliff period and may be exercised for a period of up to ten years. Vested options generally expire 30 days after termination of employment. In December 2010, the board of directors approved the decrease in the number of shares of common stock reserved for issuance under the 2000 Plan to 644,366 shares. No shares were available for future grant under the 2000 Plan as of January 31, 2012 and January 31, 2013, respectively.

The Company adopted a 2010 stock incentive plan (the “2010 Plan”) in June 2010. The 2010 Plan provides that only employees are eligible for the grant of ISOs and that employees, consultants and outside directors are eligible for the grant of NSOs. The 2010 Plan also allows for the grant of SPRs and restricted stock units (“RSU”). Awards granted under the 2010 Plan also generally vest over four years with a six-month cliff period and may be exercised for a period of up to ten years. Vested options generally expire three months after termination of employment. No shares were available for future grant under the 2010 Plan as of January 31, 2012 due to the adoption of a new stock incentive plan as more fully described below.

The Company adopted a 2012 stock incentive plan (the “2012 Plan”) in June 2011, as amended in April 2012. The 2012 Plan provides that only employees are eligible for the grant of ISOs and that employees, consultants and outside directors are eligible for the grant of NSOs. The 2012 Plan also allows for the grant of SPRs, RSUs and other types of equity awards. Awards granted under the 2012 Plan also generally vest over four years with a twelve-month cliff period and may be exercised for a period of up to ten years. Vested options generally expire three months after termination of employment. Shares of common stock reserved for issuance under the 2012 Plan consist of 553,085 shares as of January 31, 2013. In addition, up to 3,500,000 shares subject to outstanding awards under the 2000 Plan or 2010 Plan that are subsequently forfeited or terminated for any reason before being exercised will be made available for issuance under the 2012 Plan. The number of shares that have been authorized for issuance under the 2012 Plan will be automatically increased on the first day of each fiscal year beginning in fiscal 2014 and ending in fiscal 2023, in an amount equal to the least of (i) 2,000,000 shares, (ii) 4% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year or (iii) another amount determined by our board of directors.

Envivio, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the stock-based award activity for the 2000 Plan, 2010 Plan and the 2012 Plan for the years ended January 31, 2011, 2012 and 2013:

	Shares Available For Grant	Stock Options and SPRs Outstanding	Weighted- Average Exercise Price	Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)

January 31, 2010	109,201	1,028,778	$1.40	8.8	$—
Additional options authorized	1,764,096	—	—
Options granted	(1,743,476)	1,743,476	0.30
SPRs and CSPAs granted	(396,496)	396,496	0.30
Options expired and forfeited	223,100	(223,100)	2.00
SPRs and CSPAs expired and forfeited	148,890	(148,890)	2.00
Exercised		—	—

January 31, 2011	105,315	2,796,760	$0.60	9.0	$9,405
Additional options authorized	1,360,000	—	—
Options granted	(559,000)	559,000	6.24
SPRs and CSPAs granted	(8,500)	8,500	6.42
RSUs granted	(613,268)	—	—
Options expired and forfeited	281,450	(281,450)	4.96
SPRs and CSPAs expired and forfeited	14,605	(14,605)	0.30
RSUs expired	349,500	—	—
Plan shares expired	(5,939)	—	—
Exercised	—	(223,001)	2.48

January 31, 2012	924,163	2,845,204	$1.15	8.5	$14,269
Additional options authorized	200,000	—	—
Options granted	(796,968)	796,968	2.86
SPRs and CSPAs granted	(5,500)	5,500	8.06
RSUs granted	(77,250)	—	—
Options expired and forfeited	242,573	(242,573)	3.70
SPRs and CSPAs expired and forfeited	1,125	(1,125)	1.46
RSUs expired	65,942	—	—
Plan shares expired	(1,000)	—	—
Exercised	—	(270,948)	0.33

January 31, 2013	553,085	3,133,026	$1.46	7.6	$2,782

Vested and expected to vest — January 31, 2012		2,775,575	1.13	8.5	13,947

Vested — January 31, 2012		1,185,409	0.83	8.0	6,208

Vested and expected to vest — January 31, 2013		3,091,019	1.45	7.5	$2,770

Vested — January 31, 2013		1,559,683	0.98	6.5	$1,785

Envivio, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Additional information regarding the Company’s stock options outstanding and vested and exercisable as of January 31, 2012 is summarized below:

	Options Outstanding			Options Vested
Exercise Prices	Stock Options and SPRs Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price per Share	Stock Options Outstanding	Weighted- Average Exercise Price per Share
$ 0.30	2,410,854	8.7	$0.30	1,005,556	$0.30
1.60	19,913	4.0	1.60	19,913	1.60
1.90	4,500	6.4	1.90	4,426	1.90
2.00	67,900	2.1	2.00	67,900	2.00
3.80	16,813	5.3	3.80	16,813	3.80
4.20	30,616	2.8	4.20	30,616	4.20
5.10	63,500	9.2	5.10	7,591	5.10
7.90	231,000	9.4	7.90	32,486	7.90
65.00	50	0.5	65.00	50	65.00
250.00	58	—	250.00	58	250.00

	2,845,204	8.5	$1.15	1,185,409	$0.83

Additional information regarding the Company’s stock options outstanding and vested and exercisable as of January 31, 2013 is summarized below:

	Options Outstanding			Options Vested
Exercise Prices	Stock Options and SPRs Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price per Share	Stock Options Outstanding	Weighted- Average Exercise Price per Share
$0.30 to 0.30	2,065,701	7.2	$0.30	1,330,238	$0.30
1.55 to 1.79	316,911	9.7	1.75	18,911	1.69
1.90 to 2.00	72,400	2.5	1.99	72,400	1.99
2.15	339,200	9.6	2.15	—	2.15
2.54 to 3.80	12,652	8.8	3.01	4,777	3.47
4.20	30,616	1.8	4.20	30,616	4.20
5.10 to 7.90	203,227	7.7	7.70	93,258	7.70
8.06 to 8.84	92,270	8.6	8.50	9,434	8.50
65.00	25	0.5	65.00	25	65.00
250.00	24	—	250.00	24	250.00

	3,133,026	8.5	$1.46	1,559,683	$0.98

All of the Company’s outstanding stock-based awards are exercisable at any time without regard to vesting. Accordingly shares exercised prior to vesting are included within the outstanding stock options as of each year end.

Envivio, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Stock Purchase Rights and Common Stock Purchase Agreements

The Company grants SPRs to its French employees and in limited past instances, CSPAs to service providers in the U.S. The SPRs and CSPAs provide the holder with a note equal to the aggregate exercise price of the related options, therefore, allowing the holder to legally exercise the related options at the time of issuance in consideration of the notes. Generally, the SPRs and CSPAs are subject to a vesting period of four years with the Company retaining the right to repurchase unvested shares at the aggregate exercise price of the underlying options. In the event that a holder’s status as an employee ceases service for any reason, the notes and the related options are cancelled. As of January 31, 2012 and 2013, 412,830 and 392,479 shares were subject to repurchase under the provisions of the SPRs and 103,439 and 97,478 shares, respectively were subject to repurchase under the provisions of the CSPAs.

The notes receivable issued to employees in conjunction with the SPRs and CSPAs are secured by the underlying shares and carry interest rates ranging from 2.1% to 5.9%. While the note terms indicate that they are full recourse, the Company has not pursued recourse in instances when a note receivable balance exceeds the fair value of the shares at the date of repurchase, and accordingly, the exercises of the SPRs and CSPAs has been considered to be nonsubstantive. Notes receivable relating to the SPRs and CSPAs are not recorded on the consolidated balance sheet due to the nonsubstantive exercise consideration. Accordingly, the SPRs and CSPAs have been accounted for as stock options and are included within the outstanding stock options as of each year end.

From January 2003 to May 2008, the Company loaned an executive officer an aggregate of $559,000 at interest rates ranging from 2.7% to 4.6% per annum, pursuant to CSPAs. These notes were also indicated to be full recourse notes and secured by a pledge of stock, however, the notes and the related exercises of the underlying options were also considered to be nonsubstantive and, as a result, the notes and legally outstanding shares were not recorded on the consolidated balance sheet due to the nonsubstantive transactions. The aggregate amount of indebtedness of this executive officer as of January 31, 2011 and 2012 was $691,000 and zero. On April 12, 2011, the executive officer repaid $627,000 of these notes and accrued interest in connection with the sale to a third party of certain shares of the Company’s common stock held by the executive officer. In addition, on April 13, 2011, the Company’s board of directors agreed to forgive an aggregate of $69,000, representing the remaining outstanding principal and accrued interest which the executive officer owed as of April 13, 2011. The Company also agreed to provide the executive officer with a tax gross-up payment to cover the executive officer’s income taxes on the cancellation of indebtedness income which was recorded as compensation expense. The repayment of the notes was considered to be in substance, a purchase of common shares, and the total consideration of $696,000 has been reflected as such in the accompanying consolidated statements of convertible preferred stock and stockholders’ equity (deficit).

Restricted Stock Units

The Company grants Restricted Stock Units (RSUs) or share-based awards to employees, executives and directors of the Company. The Company first granted RSUs during the year ended January 31, 2012. During that year, the Company granted 613,268 RSUs with market and performance vesting conditions to employees and executives of the Company. The RSUs vest in accordance with specified milestones related to the Company’s stock price performance following an initial public offering and, in some cases, are subject to acceleration under certain circumstances, including a change in control. The Company uses a modified binary option pricing model (European, call option) to establish the expected value of these RSUs. The Company did not recognize any stock-based compensation related to RSUs with market and performance conditions during the year ended January 31, 2012. During the year ended January 31, 2013 the Company issued 55,250 RSUs with market and performance conditions and a further 22,000 RSUs without market and performance conditions. During the year ended

Envivio, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

January 31, 2013, the Company recognized $437,000 in stock-based compensation expense related to RSUs with market and performance vesting.

A summary of the Company’s restricted stock unit activity for the years ended January 31, 2012 and 2013 is presented below:

	RSUs Outstanding	Weighted Average Grant Date Fair Value
January 31, 2011	—	$—
Granted	613,268	6.30
Cancelled and forfeited	(349,500)	5.10

January 31, 2012	263,768	$7.90
Granted	77,250	6.47
Vested	(13,000)	7.90
Cancelled and forfeited	(65,942)	5.51

January 31, 2013	262,076	$8.08

Stock-Based Compensation

The following table presents the total stock-based compensation expense for the years ended January 31, 2011, 2012 and 2013 (in thousands):

	Year Ended January 31,
	2011	2012	2013
Cost of revenue	$37	$3	$5
Research and development	71	89	129
Sales and marketing	65	279	583
General and administrative	578	1,279	2,116

Total stock-based compensation	$751	$1,650	$2,833

The Company uses the Black-Scholes option-pricing model to estimate the fair value of the Company’s stock options on each grant date. The Black-Scholes option-pricing model takes into account inputs such as the exercise price, the fair value of the underlying common stock at the grant date, expected term, expected volatility, risk-free interest rate and expected dividend.

•

Expected term — The expected term represents the period that the stock-based awards are expected to be outstanding. For option grants that are considered to be “plain vanilla,” the Company used the simplified method to determine the expected term as provided by the Securities and Exchange Commission. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options. For option grants that are not considered “plain vanilla,” the expected term is based on historical option exercise behavior and post-vesting cancellations of options by employees.

•

Expected volatility — The expected volatility is derived from historical volatilities of several unrelated publicly listed peer companies over a period approximately equal to the expected term of the award because the Company has limited information on the volatility of the common stock since it has no trading history. When making the selections of industry peer companies to be used in the volatility calculation, the Company considered the size, operational and economic similarities to the Company’s principle business operations.

Envivio, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

•

Risk-free interest rate — The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term of the awards.

•	Expected dividend — The expected dividend is assumed to be zero as the Company has never paid dividends and has no current plans to do so.

The weighted average assumptions used to estimate the fair value of the Company’s stock-based awards at the grant dates for the years ended January 31, 2011, 2012 and 2013 were as follows:

	Year Ended January 31,
	2011	2012	2013
Expected term (in years)	6.0	6.0	6.25
Volatility	59%	55%	57%
Risk-free interest rate	2.3%	2.4%	1.2%
Expected dividend	0%	0%	0%

As of January 31, 2013, total compensation cost not yet recognized for unvested awards was $3.5 million, which is expected to be recognized over the following 2.5 years, based on the weighted average vesting term.

In addition to the assumptions used in the Black-Scholes option-pricing model, the Company must also estimate a forfeiture rate to calculate the stock-based compensation for the awards. The forfeiture rate is based on an analysis of actual forfeitures and the Company will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover and other factors.

The Company is also required to estimate the fair value of the common stock underlying the stock-based awards when performing the fair value calculations with the Black-Scholes option-pricing model. The fair value of the common stock underlying the stock-based awards for the common stock before the Company was public was estimated on each grant date by the board of directors, with input from management. The board of directors is comprised of a majority of non-employee directors with significant experience in the digital media and communications software industries. Given the absence of a public trading market of the Company’s common stock, and in accordance with the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, the board of directors exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of the common stock, including among other things, the rights, preferences and privileges of the convertible preferred stock, business performance, present value of future cash flows, likelihood of achieving a liquidity event, illiquidity of the Company’s capital stock, management experience, stage of development, industry information and macroeconomic conditions. In addition, the Company’s board of directors utilized independent valuations performed by an unrelated third-party specialist to assist with the valuation of the common stock; however, the Company and the board of directors have assumed full responsibility for the estimates. These third-party specialist valuations were performed as of January 31, 2010, April 6, 2011, May 15, 2011, November 30, 2011 and February 29, 2012. The board utilized the fair values of the common stock derived in the third-party valuations to set the exercise price for options granted during the years ended January 31, 2011 and 2012, and also for options granted prior to the IPO in fiscal 2013. Although the board of directors continued to believe the original value of the Company’s common stock determined was appropriate based on the facts known at that time, the fair value of the underlying common stock for options granted during the years ended January 31, 2011 and 2012 was subsequently revisited by the board of directors for financial reporting purposes and reassessed on a retrospective basis so that the fair value of the underlying common stock used to calculate the related stock-based compensation expense was increased accordingly.

Envivio, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The total estimated fair value of employee options and stock purchase rights granted during the years ended January 31, 2011, 2012 and 2013 was $5.6 million, $1.8 million and $2.3 million, respectively. The weighted average estimated fair value of those options granted during the years ended January 31, 2011, 2012 and 2013 was determined to be $2.72, $3.27, and $2.90 per share. The intrinsic value of options exercised during the years ended January 31, 2012 and 2013 was $457,000 and $2.3 million but was not significant during the year ended January 31, 2011.

The total estimated fair value of employee restricted stock awards granted during the years ended January 31, 2012 and 2013 was $1.6 million and $499,000, respectively. The weighted average estimated fair value of those awards granted during the years ended January 31, 2012 and 2013 was determined to be $6.17 and $6.47 per share, respectively.

As of January 31, 2013, total compensation cost not yet recognized for unvested restricted stock awards was $0.4 million and is expected to be recognized over the following 1.4 years, based on the weighted average vesting term.

Options Granted to Non-Employee

During the year ended January 31, 2012, the Company granted options to purchase 25,000 shares of common stock to a non-employee at an exercise price of $7.90 per share. The Company accounts for non-employee options based on the fair value of the awards as they vest. The fair value of the stock options is calculated at each reporting date using the Black-Scholes option-pricing model. For the calculation as of January 31, 2012, the Company used the following assumptions: remaining contractual life of 9.6 years, expected volatility of 57%, risk-free interest rate of 1.83% and expected dividend of 0%. In connection with options granted to a non-employee, the Company recognized stock-based compensation expense of $9,000 and $50,000 for the years ended January 31, 2012 and 2013, respectively.

Modification of Stock-Based Awards

During the year ended January 31, 2011, the Company implemented a stock option exchange program whereby all holders of stock options with exercise prices of more than $0.30 were given the opportunity to exchange their stock-based awards for similar awards at a reduced exercise price of $0.30 per share under revised vesting schedules. The Company completed the option exchange program in November 2010 and ten individuals participated in the program. As a result, the Company cancelled and reissued 61,635 stock options.

The exchange program is considered a modification of the stock-based awards, which requires the calculation of incremental compensation cost. The total incremental compensation cost resulting from the exchange program was $339,000. The Company has elected to recognize the remaining unamortized original grant date fair value over the vesting period of the original award and the incremental cost over the vesting period of the new awards.

As of January 31, 2012, one of the Company’s board members transitioned from being an employee to a non-employee director. As part of the transition agreement, the vesting terms of 283,778 unvested options as of January 31, 2012 that were granted when the board member was an employee were modified to allow the continued vesting of the options under the original vesting periods. The options would have been forfeited if the terms were not modified. The Company accounted for this transaction as a modification of a vesting condition whereby the remaining unrecognized compensation cost of the originally measured award is no longer used and the fair value of the options expected to vest is measured and recognized over the remaining service period. In

Envivio, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

addition, the incremental cost of vested options was measured and recognized upon modification. The incremental cost relating to vested options is immaterial while the compensation cost relating to unvested options of $1.6 million will be recognized over a weighted average term of 2.5 years.

During the fiscal year ended January 31, 2013, a member of our management team resigned. As part of his termination agreement the Company changed the vesting terms on 19,643 shares, accelerating the vesting into the fiscal year ended January 31, 2013. The Company accounted for this transaction as a modification of a vesting condition whereby the original outstanding option is cancelled and a new option is granted with the new vesting terms. The additional stock-based compensation expense recognized in the fiscal year ended January 31, 2013 was $26,000.

9. Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the years ended January 31, 2013, 2012 and 2011 (in thousands, except for share and per share amounts):

	Year ended January 31,
	2011	2012	2013
Net loss attributable to common stockholders	$(4,771)	$—	$(16,935)
Shares used in computing net loss per share attributable to common stockholders, basic and diluted	8,203,001	13,123,524	23,577,491

Net loss per share attributable to common stockholders, basic and diluted	$(0.58)	$0.00	$(0.72)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Year ended January 31,
	2011	2012	2013
Convertible preferred stock	4,238,120	6,988,120	—
Stock options to purchase common stock	2,054,680	2,328,935	2,643,083
Shares purchased with notes (SPRs and CSPAs)	742,080	516,269	489,943
Convertible preferred stock warrants	36,000	36,000	—
Common stock warrants	—	—	36,000
Restricted stock units	—	263,768	262,076

10. Income Taxes

The provision for income taxes in the consolidated statements of operations consists mainly of state and foreign taxes incurred by foreign subsidiaries. The Company’s net income (loss) before provision for income taxes during the years ended January 31, 2011, 2012 and 2013 is as follows (in thousands):

	Year ended January 31,
	2011	2012	2013
Domestic	$(4,088)	$(1,183)	$(18,836)
International	1,770	1,945	2,276

Income (loss) before provision for income taxes	$(2,318)	$762	$(16,560)

Envivio, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The components of the provision for income taxes during the years ended January 31, 2011, 2012 and 2013 are as follows (in thousands):

	Year ended January 31,
	2011	2012	2013
Current:
Federal	$—	$—	$—
State	—	90	(87)
Foreign	167	261	283

Total Current	167	351	196

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	273	179

Total deferred	—	273	179

Total provision for income taxes	$167	$624	$375

Significant components of deferred tax assets as of January 31, 2012 and 2013 are as follows (in thousands):

	January 31, 2012	January 31, 2013
Current deferred tax assets:
Reserves and accruals	$4,769	$3,573
Deferred revenue, net	982	430
Other	7	7

	5,758	4,010
Valuation allowance	(5,013)	(3,277)

Current deferred tax assets:	$745	$733
Current deferred tax liability:
Change in accounting method	(745)	(733)

Net current deferred tax asset (liability)	$—	$—

Non-current deferred tax assets:
Net operating loss carryforwards	$20,733	$24,802
Stock-based compensation	298	941
Tax credits	93	447
Other	403	447

	21,527	26,637
Valuation allowance	(20,413)	(26,250)

Non-current deferred tax assets:	1,114	387
Current deferred tax liabilities:
Fixed assets	(369)	(387)
Change in accounting method	(745)	—

Non-current deferred tax liabilities	(1,114)	(387)

Net non-current deferred tax asset (liability)	$—	$—

Envivio, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Reconciliations of the statutory federal income tax to the Company’s effective income tax rate during the years ended January 31, 2011, 2012 and 2013 are as follows:

	Year ended January 31,
	2011	2012	2013
Statutory federal rate	34.0%	34.0%	34.0%
State tax – net of federal benefit	5.6	36.3	(4.8)
French research tax credit	18.2	(54.2)	3.2
Changes in reserves for uncertain tax positions	(13.1)	43.8	(1.2)
Stock-based compensation	(8.2)	47.5	(1.3)
Other	(1.2)	(2.6)	(4.8)
Change in valuation allowance	(42.5)	(22.7)	(27.4)

Provision for income taxes	(7.2)%	82.1%	(2.3)%

The Company provided a full valuation allowance for net operating losses, credits and other deferred tax assets for the state of California and U.S. Foreign deferred tax assets are immaterial. A valuation allowance is provided when based upon the available evidence, management concludes that it is more likely than not that some portion of the deferred tax assets will not be realized. The Company maintained a full valuation allowance as of January 31, 2011, 2012 and 2013 due to the uncertainty of realizing future tax benefits from its net operating loss carry-forwards and other deferred tax assets. There was an increase in the valuation allowance during the year ended January 31, 2011 of $989,000, a decrease of $48,000 during the year ended January 31, 2012 and an increase of $4,101,000 during the year ended January 31, 2013.

The Company has not accrued U.S. income taxes on accumulated undistributed earnings in its foreign subsidiaries because the earnings are intended to be indefinitely reinvested. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated to the U.S.

As of January 31, 2013, the Company had federal net operating loss carry-forwards of $67.3 million, and California net operating loss carry-forwards of $56.7 million. The Company’s federal and state net operating loss carry-forwards begin to expire in 2021 and 2013, respectively.

As of January 31, 2013, the Company had federal research tax credit and foreign tax credit carry-forwards in the amount of $173,000 and $218,000, respectively, available to offset U.S. federal income taxes. The research tax credits begin to expire in 2021. Unutilized foreign tax credits are allowed as a business deduction upon expiration. The Company also has state research tax credit carry-forwards in the amount of $84,000 as of January 31, 2013. This credit has no expiration period and is carried forward indefinitely until utilized.

Federal and California tax laws impose substantial restrictions on the utilization of net operating losses and credit carry-forwards in the event of an “ownership change” for tax purposes, as defined in Section 382 of the Internal Revenue Code. The Company has determined that ownership changes under Section 382 have occurred and that certain tax attributes will expire due to the limitations imposed by Section 382. Accordingly, the Company has reduced its net operating loss carry-forwards for federal and state purposes by $8.6 million and $3.4 million as of January 31, 2012. In addition, the Company has reduced federal research tax credit carry-forwards by $173,000 as of January 31, 2012.

The Company performed its last Section 382 analysis during the taxable year ended January 31, 2012. The Company is currently gathering shareholder information in order to update the Company’s analysis under Section 382 for the year ended January 31, 2013. To the extent an ownership change did occur under Section 382 during the year ended January 31, 2013, the resulting limitation could materially reduce the amount of gross net operating losses and tax credit carryforwards deferred tax assets reported above.

Envivio, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The table of deferred tax assets shown above does not include certain deferred tax assets at January 31, 2013 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for book purposes. Additional paid in capital will be increased by approximately $351,000 if and when such deferred tax assets are ultimately realized.

Uncertain Tax Positions

The Company remains open for audit by the United States Internal Revenue Service and state tax authorities since inception. The Company remains open for audit by the French tax authorities for the years 2008 through 2013. Most other foreign jurisdictions have statute of limitations that range from three to six years. The Company is not currently under examination by income tax authorities in federal, state or other foreign jurisdictions.

A reconciliation of the beginning and ending balances of the gross unrecognized tax benefits during the years ended January 31, 2011, 2012 and 2013 is as follows (in thousands):

	2011	2012	2013
Unrecognized benefit — beginning of period	$663	$945	$1,277
Gross increases — current period tax adjustments	282	365	65
Gross decreases — prior period tax adjustments	—	(33)	(28)

Unrecognized benefit — end of period	$945	$1,277	$1,314

As of January 31, 2013, the total amount of gross unrecognized tax benefits was $1,314,000 of which $326,000 offsets tax attributes. Unrecognized tax benefits of $988,000, if recognized, would affect the effective income tax rate in the period or periods recognized. The net unrecognized tax benefits were included in other non-current liabilities in the consolidated balance sheet as of January 31, 2012 and 2013.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. The Company accrued net interest and penalties of $4,000, $0 and $15,000 during the years ended January 31, 2011, 2012 and 2013. In addition, the Company recorded liabilities for accrued interest and penalties of $20,000 and $35,000 as of January 31, 2012 and 2013.

The Company does not believe there will be an increase or decrease of unrecognized tax benefits that may occur within the next 12 months. To the extent there is an increase or decrease, the Company believes any impact to the effective tax rate would be immaterial.

11. 401(k) Defined Contribution Plan

The Company established a defined contribution plan that meets the requirements of Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) and covers substantially all eligible employees. Employees may elect to have a percentage of their compensation contributed to the 401(k) Plan, subject to certain guidelines issued by the Internal Revenue Service. The Company may contribute to the 401(k) Plan at the discretion of the Board of Directors. To date, the Company has made no contributions to the 401(k) Plan.

12. Segment Information

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

The Company’s revenue by geographic region, based on the location at which each sale originates, is summarized as follows (in thousands):

	Year Ended January 31,
	2011	2012	2013
Americas	$9,706	$19,655	$8,250
Asia Pacific	7,229	10,521	10,908
EMEA	13,069	20,470	19,941

Total	$30,004	$50,646	$39,099

Included within the Americas total in the above table is revenue from sales originating in the U.S. of $7.0 million, $15.1 million and $5.2 million for the years ended January 31, 2011, 2012 and 2013, respectively.

The Company’s property and equipment, net, by geographic region is summarized as follows (in thousands) as of:

	January 31, 2012	January 31, 2013
Americas	$1,600	$2,229
Asia Pacific	5	4
EMEA	1,411	2,770

Total	$3,016	$5,003

Customers representing 10% or greater of total revenue for the periods presented were as follows (in percentages):

	Year Ended January 31,
	2011	2012		2013
Customer A	12%		*		*
Customer B	12%		*		*
Customer C	11%		*		*

*	less than 10%

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 13d-15(e)) that are designed with the objective of providing reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2013, at the reasonable assurance level.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

This Annual Report on Form 10-k does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to the transition period established by the rules of the SEC for newly public companies.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended January 31, 2013.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended January 31, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended January 31, 2013.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended January 31, 2013.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended January 31, 2013.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

The financial statements are set forth in Item 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedule

All schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or Notes to Consolidated Financial Statements under Item 8.

3. Exhibits

See exhibit index for a list of exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVIVIO, INC.

By:	/s/ Erik E. Miller
Erik E. Miller
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: April 25, 2013

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Julien Signès and Erik E. Miller, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Julien Signès Julien Signès	President, Chief Executive Officer and Director (Principal Executive Officer)	April 25, 2013

/s/ Erik E. Miller Erik E. Miller	Chief Financial Officer (Principal Financial and Accounting Officer)	April 25, 2013

/s/ Gianluca U. Rattazzi Gianluca U. Rattazzi	Executive Chairman and Director	April 25, 2013

/s/ Kevin E. Dillon Kevin E. Dillon	Director	April 25, 2013

/s/ Marcel Gani Marcel Gani	Director	April 25, 2013

/s/ Edward Gilhuly Edward Gilhuly	Director	April 25, 2013

/s/ Terry Kramer Terry Kramer	Director	April 25, 2013

/s/ Corentin du Roy de Blicquy Corentin du Roy de Blicquy	Director	April 25, 2013

/s/ R. David Spreng R. David Spreng	Director	April 25, 2013

Exhibit Index

Exhibit Number	Description	Incorporated by reference from form	Incorporated by reference from exhibit number		Date Filed

3.1(a)	Restated Certificate of Incorporation of the Registrant	S-1	3.1	(b)	6/22/2011

3.1(b)	Amended and Restated Bylaws of the Registrant	S-1	3.2	(b)	6/3/2011

4.1	Form of Common Stock Certificate	S-1	4.1		6/22/2011

4.2	Amended and Restated Investors Rights Agreement between the Registrant and certain investors, as amended	S-1	4.2		4/5/2012

10.1	Form of Indemnification Agreement between the Registrant and its officers and directors	S-1	10.1		6/14/2011

10.2#	2000 Stock Option Plan and form of agreements thereunder	S-1	10.2		4/15/2011

10.3#	Amended and Restated 2010 Stock Incentive Plan and form of agreements thereunder	S-1	10.3		5/17/2011

10.4#	Amended and Restated 2012 Stock Incentive Plan and form of agreements thereunder	S-1	10.4		4/24/2012

10.5	Lease between the Registrant and Kashiwa Fudosan America, Inc., as amended	S-1	10.5		4/15/2011

10.6#	Executive Employment Agreement between the Registrant and Julien Signès	S-1	10.6		5/17/2011

10.7#	Offer Letter between the Registrant and Erik E. Miller	S-1	10.7		5/17/2011

10.8#	Offer Letter between the Registrant and Kevin P. O’Keefe	S-1	10.8		5/17/2011

10.9#	Offer Letter between the Registrant and Anne M. Lynch	S-1	10.9		5/17/2011

10.10#	Change of Control Severance Agreement between the Registrant and Julien Signès	S-1	10.10		5/17/2011

10.11#	Change of Control Severance Agreement between the Registrant and Gianluca U. Rattazzi	S-1	10.11		5/17/2011

10.12#	Change of Control Severance Agreement between the Registrant and Erik E. Miller	S-1	10.12		5/17/2011

10.13#	Change of Control Severance Agreement between the Registrant and Kevin P. O’Keefe	S-1	10.13		5/17/2011

10.14#	Change of Control Severance Agreement between the Registrant and Anne M. Lynch	S-1	10.14		5/17/2011

10.15#	Amendment of Executive Employment Agreement for Compliance with Section 409A between the Registrant and Julien Signès	S-1	10.15		5/17/2011

10.16#	Amendment of Offer Letter for Compliance with Section 409A between the Registrant and Erik E. Miller	S-1	10.16		5/17/2011

10.17#	Amendment of Offer Letter for Compliance with Section 409A between the Registrant and Kevin P. O’Keefe	S-1	10.17		5/17/2011

10.18#	Amendment of Offer Letter for Compliance with Section 409A between the Registrant and Anne M. Lynch	S-1	10.18	5/17/2011

10.20#	Restricted Stock Unit Agreement between the Registrant and Gianluca U. Rattazzi, dated April 13, 2011	S-1	10.20	6/3/2011

10.23#	Restricted Stock Unit Agreement between the Registrant and Anne M. Lynch, dated April 13, 2011	S-1	10.23	6/3/2011

10.24	Standard Manufacturing Agreement between the Registrant and FutureQuest Incorporated	S-1	10.24	6/3/2011

10.25#	Stock Option Agreement between the Registrant and Gianluca U. Rattazzi	S-1	10.25	6/14/2011

10.26#	Restricted Stock Unit Agreement between the Registrant and Julien Signès, dated January 1, 2012	S-1	10.26	4/5/2012

10.27#	Restricted Stock Unit Agreement between the Registrant and Erik E. Miller, dated January 1, 2012	S-1	10.26	4/5/2012

10.28#	Restricted Stock Unit Agreement between the Registrant and Kevin P. O’Keefe, dated January 1, 2012	S-1	10.26	4/5/2012

10.29	Warrants to Purchase Shares of Preferred Stock dated May 30, 2008 between the Registrant and entities affiliated with Venture Lending & Leasing	S-1	10.29	4/24/2012

10.30#	Separation Agreement by and between Kevin O’Keefe and Envivio, Inc. dated November 27, 2012	8-K	10.1	1/30/2013

21.1	List of Subsidiaries	S-1	21.1	4/15/2011

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1++	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

++	The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.
#	Denotes management contract or compensatory arrangement.