Form 10-Q
period 2013-04-30
ENVIVIO INC
filed 2013-06-11
CIK 1174266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 30, 2013

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

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding on June 1, 2013 was 27,604,524.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENVIVIO, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(UNAUDITED)

	April 30, 2013	January 31, 2013
	(in thousands)

Assets
Current assets:
Cash and cash equivalents	$48,847	$51,344
Short-term investments	1,007	3,517
Accounts receivable, net of allowance for doubtful accounts	8,973	8,376
Inventory	545	708
Prepaid expenses and other assets	3,322	2,891
Deferred inventory costs	228	318

Total current assets	62,922	67,154

Property and equipment, net	4,583	5,003
Other assets	223	216

Total assets	$67,728	$72,373

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,871	$4,953
Accrued compensation	3,759	3,395
Accrued liabilities	1,457	1,271
Deferred revenue, current	3,841	3,298

Total current liabilities	12,928	12,917

Deferred revenue, net of current portion	1,096	1,360
Other non-current liabilities	1,472	1,661
Deferred rent	866	874

Total liabilities	16,362	16,812

Stockholders’ equity:
Common stock	28	27
Additional paid-in capital	152,731	152,168
Accumulated other comprehensive loss	(888)	(868)
Accumulated deficit	(100,505)	(95,766)

Total stockholders’ equity	51,366	55,561

Total liabilities and stockholders’ equity	$67,728	$72,373

See notes to condensed consolidated financial statements.

ENVIVIO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(UNAUDITED)

	Three Months Ended April 30,
	(in thousands, except for per share amounts)
	2013	2012
Revenues:
Product	$5,669	$11,652
Professional services and support	1,793	1,764

Total revenue	7,462	13,416

Cost of revenue:
Product	2,276	4,762
Professional services and support	465	374

Total cost of revenue	2,741	5,136

Gross profit	4,721	8,280

Expenses:
Research and development	1,967	1,997
Sales and marketing	5,063	5,744
General and administrative	2,553	2,688

Total operating expenses	9,583	10,429

Loss from operations	(4,862)	(2,149)
Interest income (expense), net	19	(9)
Other income (expense), net	(7)	27

Loss before provision (benefit) for income taxes	(4,850)	(2,131)
Income tax provision (benefit)	(111)	106

Net loss	$(4,739)	$(2,237)

Net loss per share of common stock, basic and diluted	$(0.18)	$(0.17)

Shares used in computing net loss per share of common stock, basic and diluted	27,061,498	13,322,309

See notes to condensed consolidated financial statements.

ENVIVIO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(UNAUDITED)

	Three Months Ended April 30,
	(in thousands)
	2013	2012
Net loss	$(4,739)	$(2,237)
Other comprehensive loss:
Unrealized gain (loss) on short-term investments	—	—
Foreign currency translation adjustment	(20)	(31)

Other comprehensive loss:	(20)	(31)

Total comprehensive loss	$(4,759)	$(2,268)

See notes to condensed consolidated financial statements.

ENVIVIO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(UNAUDITED)

	Three Months Ended April 30,
	2013	2012
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,739)	$(2,237)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	734	560
Stock-based compensation	519	690
Bad debt expense	(6)	(6)
Fair value remeasurement of warrant liability	—	(18)
Accounts receivable	(591)	(1,011)
Inventory	163	28
Prepaid expenses and other current assets	(443)	(595)
Deferred inventory costs	90	1,250
Other assets	(7)	—
Accounts payable, accrued liabilities and accrued compensation	(483)	(1,052)
Deferred revenue	279	(3,072)
Other non-current liabilities and deferred rent	(158)	287

Net cash used in operating activities	(4,642)	(5,176)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	—	(3,284)
Sales and Maturities of short-term investments	2,510	—
Capital expenditures	(407)	(991)

Net cash provided by (used in) investing activities	2,103	(4,275)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from initial public offering, net of offering costs paid	—	54,012
Offering costs related to Series I convertible preferred stock	—	(3)
Proceeds from stock options exercised	45	78

Net cash provided by financing activities	45	54,087

Effect of exchange rate changes on cash and cash equivalents	(3)	(25)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,497)	44,611
CASH AND CASH EQUIVALENTS - Beginning of period	51,344	27,405

CASH AND CASH EQUIVALENTS - End of period	$48,847	$72,016

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$—	$27

Taxes paid	$—	$115

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of convertible preferred stock to common stock upon initial public offering	$—	$47,769

Offering costs not paid during quarter	$—	$5,377

Reclassification of warrant liability to stockholders’ equity	$—	$84

Amortization of issuance costs related to Series I redeemable convertible preferred stock	$—	$8

See notes to condensed consolidated financial statements.

ENVIVIO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies

Envivio, Inc. (the “Company”) was incorporated in the state of Delaware on January 5, 2000. The Company is a provider of software-based video processing and distribution solutions to mobile and broadband service providers, cable multiple system operators, direct broadcast satellite service providers and content providers, which includes broadcasters and content publishers, owners, aggregators and licensees. The Company is headquartered in South San Francisco, California and maintains operations in North America, Europe (including research and development operations in France) and Asia Pacific.

Basis of Presentation

The Company’s unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in financial statements in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The January 31, 2013 condensed consolidated balance sheet was derived from audited financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K which was filed with the Securities and Exchange Commission on April 25, 2013 (“2013 Form 10-K”). The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending January 31, 2014, or any other future period.

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

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 1 of its audited consolidated financial statements included in its 2013 Form 10-K. There have been no material changes to these significant accounting policies during the three months ended April 30, 2013.

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (ASU 2013-02). ASU 2013-02 requires companies to report the effect of significant reclassifications out of accumulated other comprehensive income, by component, either on the face of the financial statements or in the notes to the financial statements and is intended to help entities improve the transparency of changes in other comprehensive income. ASU 2013-02 does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of this guidance during the three months ended April 30, 2013 did not have a material impact on the Company’s financial statements as the amount reclassified from accumulated other comprehensive loss to realized gain or loss was immaterial for the quarter.

2. Balance Sheet Items

Short-term investments consist of $1.0 million in corporate bonds and are classified as available-for-sale securities. The Company has classified all available-for-sale securities with readily available markets as short-term, regardless of whether the stated maturity is greater than one year from the current balance sheet date, because of the intent to sell those securities as necessary. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive loss in stockholders’ equity. For the periods presented, realized and unrealized gains and losses on investments were not material. Amounts reclassified out of accumulated other comprehensive loss due to sales or maturities of investments are reflected in interest income (expense), net in the statements of operations and were not material. An impairment charge is recorded in the consolidated statements of operations for declines in fair value below the cost of an individual investment that are deemed to be other than temporary. The Company assesses whether a decline in value is temporary based on the length of time that the fair market value has been below cost, the severity of the decline, as well as the intent and ability to hold, or plans to sell, the investment.

Accounts receivable, net of allowance for doubtful accounts, consist of the following (in thousands):

	April 30, 2013	January 31, 2013

Account receivable
Accounts receivable, gross	$9,759	$9,168
Allowance for doubtful accounts	(786)	(792)

Account receivable, net	$8,973	$8,376

Prepaid expenses and other current assets are comprised of the following (in thousands):

	April 30, 2013	January 31, 2013

Foreign tax credits refundable	$2,000	$1,683
Prepaid expenses	1,322	1,208

Prepaid expenses and other current assets	$3,322	$2,891

Property and equipment, net, consist of the following (in thousands):

	April 30, 2013	January 31, 2013

Computer and equipment	$9,154	$8,925
Software	1,301	1,284
Furniture and fixtures	1,863	1,920
Leasehold improvements	130	129

Total property and equipment	12,448	12,258
Less: accumulated depreciation and amortization	(7,865)	(7,255)

Property and equipment, net	$4,583	$5,003

Total depreciation and amortization expense was $0.7 million and $0.6 million during the three months ended April 30, 2013 and 2012, respectively.

3. Fair Value of Financial Instruments

The fair value of the Company’s financial assets measured on a recurring basis is as follows (in thousands):

	April 30, 2013				January 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (included in cash and cash equivalents)	$46,193	$—	$—	$46,193	$48,691	$—	$—	$48,691
Short-term investments	—	1,007	—	1,007	—	3,517	—	3,517

The Company’s Level 2 assets exclusively include corporate bonds with quoted prices that are traded less frequently than exchange-traded instruments. All of the Company’s Level 2 assets’ values are determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. The pricing model information is provided by third party entities. The Company did not have any Level 3 financial assets or liabilities outstanding as of April 30, 2013 and January 31, 2013.

4. Line of Credit and Other Non Current Liabilities

The Company did not have any debt outstanding as of April 30, 2013 and January 31, 2013.

Line of Credit

In November 2010, the Company entered into a revolving line of credit with a commercial lender that allowed for draws of up to $5.0 million for general corporate purposes. Amounts borrowed were to be repaid prior to the maturity date in November 2012.

On July 31, 2012, the Company amended its revolving line of credit agreement with a commercial lender to increase the amount available from up to $5.0 million to $10.0 million for general corporate purposes and to extend the maturity date to July 2014. Under the terms of this amendment, interest accrues at a floating per annum rate equal to the greater of either (x) the prime rate plus 0.75% or (y) 4.00% and the Company is required to pay commitment fees of $25,000 per year. The Company is subject to financial covenants requiring the Company to maintain a ratio of unrestricted cash, cash equivalents and eligible accounts receivable to current liabilities less deferred revenue of at least 1.50 to 1.00. As of April 30, 2013, the Company was in compliance with the covenants under the line of credit facility, as amended.

During the year ended January 31, 2013, the Company paid all outstanding amounts under this line of credit. The Company did not draw down any outstanding amount under this line of credit during the quarter ended April 30, 2013.

French Governmental Research Grants

The Company receives repayable research grants from regional French governmental agencies to fund research and development activities. The French governmental research grants payable were $570,000 and $664,000 as of April 30 and January 31, 2013, respectively, and are included in other noncurrent liabilities.

5. Commitments and Contingencies

Operating Leases

The Company leases facilities under operating leases expiring at various dates through 2021. As of April 30, 2013, future minimum payments under the Company’s noncancellable leases are as follows (in thousands):

Year ending January 31,	Future Lease payments
2014 (remaining nine months)	$860
2015	857
2016	815
2017	598
2018	598
Thereafter	1,992

Total	$5,720

Rental expense totaled $285,000 and $196,000 during the three months ended April 30, 2013 and 2012, respectively.

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

The Company is, at this time, unable to assess whether any loss or adverse effect on its financial condition is probable or remote or to estimate the range of potential loss, if any.

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

6. Stockholders’ Equity

Common Stock

Shares of common stock authorized, issued and outstanding, as of April 30, 2013 and January 31, 2013 consist of the following:

	April 30, 2013		January 31, 2013
	Authorized	Issued and Outstanding	Authorized	Issued and Outstanding

Common stock	100,000,000	27,091,581	100,000,000	26,941,676

Shares of common stock reserved for issuance on an as-if converted basis is as follows as of April 30, 2013 and January 31, 2013:

	April 30, 2013	January 31, 2013
Exercise and vesting of stock-based awards	3,180,645	3,395,102
Available for option grants	616,637	553,085
Exercise of common stock warrants	36,000	36,000

	3,833,282	3,984,187

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

7. Stock Option Plan

Stock Option Plans

The Company adopted the stock option plan (the “2000 Plan”) in 2000. Under the 2000 Plan, as amended, the Company was able to grant options to purchase up to 1,181,689 shares of common stock to certain employees, directors and consultants. Under the terms of the 2000 Plan, the Company may grant incentive stock options (“ISO”), nonstatutory stock options (“NSO”), common stock purchase agreements (“CSPA”) and stock purchase rights (“SPR”). Such awards are exercisable at prices generally equal to the fair value of the Company’s common stock at the date of grant, as determined by the board of directors. Awards granted under the 2000 Plan generally vest over four years with a six-month cliff period and may be exercised for a period of up to ten years. Vested options generally expire 30 days after termination of employment. In December 2010, the board of directors approved a decrease in the number of shares of common stock reserved for issuance under the 2000 Plan to 644,366 shares. No shares were available for future grant under the 2000 Plan as of January 31, 2013 and April 30, 2013, respectively due to the adoption of the stock incentive plan described below.

The Company adopted the 2010 stock incentive plan (the “2010 Plan”) in June 2010. The 2010 Plan provides that only employees are eligible for the grant of ISOs and that employees, consultants and outside directors are eligible for the grant of NSOs. The 2010 Plan also allows for the grant of SPRs and restricted stock units (“RSU”). Awards granted under the 2010 Plan also generally vest over four years with a six-month cliff period and may be exercised for a period of up to ten years. Vested options generally expire three months after termination of employment. No shares were available for future grant under the 2010 Plan as of January 31, 2013 and April 30, 2013 due to the adoption of a new stock incentive plan as more fully described below.

The Company adopted the 2012 stock incentive plan (the “2012 Plan”) in June 2011, as amended in April 2012. The 2012 Plan provides that only employees are eligible for the grant of ISOs and that employees, consultants and outside directors are eligible for the grant of NSOs. The 2012 Plan also allows for the grant of SPRs, RSUs and other types of equity awards. Awards granted under the 2012 Plan also generally vest over four years with a twelve-month cliff period and may be exercised for a period of up to ten years. In general, the vesting of awards granted under the 2012 Plan accelerates as to 25% of the then remaining unvested portion of the awards upon a change in control of the Company. Vested options generally expire three months after termination of employment. Shares of common stock reserved for issuance under the 2012 Plan consist of 553,085 and 616,637 shares as of January 31, 2013 and April 30, 2013, respectively. In addition, up to 3,500,000 shares subject to outstanding awards under the 2000 Plan or 2010 Plan that are subsequently forfeited or terminated for any reason before being exercised will be made available for issuance under the 2012 Plan. The number of shares that have been authorized for issuance under the 2012 Plan will be automatically increased on the first day of each fiscal year beginning in fiscal 2014 and ending in fiscal 2023, in an amount equal to the least of (i) 2,000,000 shares, (ii) 4% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year or (iii) another amount determined by the Company’s board of directors.

At the beginning of fiscal 2014, the board of directors ratified an increase in the number of shares authorized for issuance under the 2012 Plan based on 4% of the outstanding shares of the Company’s common stock on the last day of fiscal year 2013, or 1,077,667 shares.

The following table summarizes the stock-based award activity for the 2000 Plan, 2010 Plan and the 2012 Plan during the three months ended April 30, 2013:

	Shares Available For Grant	Stock Options and SPRs Outstanding	Weighted- Average Exercise Price	Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
January 31, 2013	553,085	3,133,026	1.46	7.6	$2,782
Options granted	(2,875)	2,875	1.59
Options expired and forfeited	60,927	(60,927)	3.31
RSUs expired	5,500	—	—
Exercised	—	(149,905)	0.30

April 30, 2013	616,637	2,925,069	1.48	7.8	$2,454

Vested and expected to vest- April 30, 2013		2,925,069	1.48	7.8	$2,454

Vested- April 30, 2013		1,510,799	1.00	7.1	$1,667

Stock Purchase Rights and Common Stock Purchase Agreements

The Company grants SPRs to its French employees and in limited past instances, CSPAs to service providers in the U.S. The SPRs and CSPAs provide the holder with a note equal to the aggregate exercise price of the related options, therefore, allowing the holder to legally exercise the related options at the time of issuance in consideration of the notes. Generally, the SPRs and CSPAs are subject to a vesting period of four years with the Company retaining the right to repurchase unvested shares at the aggregate exercise price of the underlying options. In the event that a holder’s status as an employee ceases service for any reason, the notes and the related options are cancelled. As of April 30, 2013 and January 31, 2013, 392,479 and 392,479 shares were subject to repurchase under the provisions of the SPRs and 97,464 and 97,464 shares, respectively, were subject to repurchase under the provisions of the CSPAs.

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

During the three months ended April 30, 2013, the Company recorded $57,000 of stock-based compensation related to RSUs with market and performance vesting. A summary of the Company’s restricted stock unit activity for the three months ended April 30, 2013 is presented below:

	RSUs Outstanding	Weighted Average Grant Date Fair Value
January 31, 2013	262,076	$8.08
Granted	—	—
Released	(1,000)	1.70
Cancelled and forfeited	(5,500)	9.00

April 30, 2013	255,576	$8.09

Stock-based Compensation

Total stock-based compensation expense during the three months ended April 30, 2013 and 2012 are recognized in the consolidated statements of operations as follows (in thousands):

	Three Months Ended April 30,
	2013	2012

Cost of revenue	$1	$1
Research and development	24	39
Sales and marketing	90	110
General and administrative	404	540

Total stock-based compensation	$519	$690

The weighted average assumptions used to estimate the fair value of the Company’s employee stock options at the grant dates during the three months ended April 30, 2011 and 2012 were as follows:

	Three Months Ended April 30,
	2013	2012
Expected term (in years)	6.1	6.3
Volatility	57%	57%
Risk-free interest rate	1.1%	1.4%
Expected dividend	0%	0%

As of April 30, 2013, total compensation cost not yet recognized for unvested awards was $3.2 million, which is expected to be recognized over the following 2.4 years, based on the weighted average vesting term.

8. Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders during the three months ended April 30, 2013 and 2012 (in thousands, except for share and per share amounts):

	Three Months ended April 30,
	2013	2012
Net loss attributable to common stockholders	$(4,739)	$(2,237)
Shares used in computing net loss per share attributable to common stockholders, basic and diluted	27,061,498	13,322,309

Net loss per share attributable to common stockholders, basic and diluted	$(0.18)	$(0.17)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended April 30,
	2013	2012
Stock options to purchase common stock	2,435,126	2,153,235

Shares purchased with notes (SPRs and CSPAs)	489,943	489,943

Common stock warrants	36,000	36,000

Restricted stock units	255,576	263,768

9. Income Taxes

We are subject to taxation in the U.S. and various state and foreign jurisdictions. We record liabilities for income tax contingencies based on our best estimate of the underlying exposures. We are open for audit by the U.S. Internal Revenue Service and state tax jurisdictions since inception. With the exception of the 2010 tax year, we remain open for audit by the French tax authorities from the year 2008 to current. Most other foreign jurisdictions have statute of limitations that range from three to six years. We are not currently under examination by income tax authorities in federal, state or other foreign jurisdictions.

Our effective tax rate is a blended rate resulting from the composition of taxable income in the various global jurisdictions in which we conduct business. We record a full valuation allowance against our deferred tax assets in the jurisdictions where there is insufficient certainty surrounding the realization of deferred tax assets through future taxable income.

For the three months ended April 30, 2013 and 2012, we recorded an income tax provision (benefit) of ($108,000) and $106,000, respectively. The 2012 income tax provision was comprised of foreign taxes as well as various state and local income taxes. The income tax benefit for 2013 was primarily the result of the release of a reserve for an uncertain tax position related to our France entity due to the lapse in statute of limitations for the tax year 2010, which was partially offset by various foreign, state and local income taxes.

In compliance with applicable guidance for accounting for uncertainty in income taxes, we had gross unrecognized tax benefits, which included provisions for estimated interest and penalties, of approximately $1,200,000 as of April 30, 2013, and approximately $1,500,000 as of April 30, 2012. If all of these unrecognized tax benefits were recognized, $897,000 would impact the provision for income taxes, with the remainder resulting in adjustments to other tax accounts, primarily deferred taxes. The Company believes that is reasonably possible that approximately $216,000 of its currently other remaining unrecognized tax benefits may be recognized within the 12 months beginning April 30, 2013, as a result of a lapse of the statute of limitations.

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

The Company’s revenue by geographic region, based on the location at which each sale originates, is summarized as follows (in thousands):

	Three Months Ended April 30,
	2013	2012
Americas	$2,599	$2,436
Asia Pacific	1,912	3,486
EMEA	2,951	7,494

Total	$7,462	$13,416

Included within the Americas total in the above table is revenue from sales originating in the U.S. of $2.4 million and $2.1 million during the three months ended April 30, 2013 and 2012, respectively.

The Company’s property and equipment, net, by geographic region is summarized as follows (in thousands):

	April 30, 2013	January 31, 2013
Americas	$2,047	$2,229
Asia Pacific	3	4
EMEA	2,533	2,770

Total	$4,583	$5,003

Customers representing 10% or greater of total revenue for the periods presented were as follows (in percentages):

	Three Months Ended April 30,
	2013	2012
Customer A	*	18%
Customer B	*	11%
Customer C	19%	*
Customer D	11%	*

*	Less than 10%

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

Overview

We are a leading provider of software-based video processing and distribution solutions that enable the delivery of high-quality video to consumers. Based on our unique video compression and advanced IP video networking technologies, our solutions are designed to enable service providers and content providers to offer high-quality video anytime, anywhere across a broad array of video formats, networks, consumer devices and operating systems. Our software-based solution runs on industry-standard hardware and includes encoders, transcoders and network media processors, all controlled through our network management system.

We were founded in January 2000 by a small group of talented software and electrical engineers from France Telecom. Since our inception, we have been focused on developing a software-based architecture for processing and distributing video to video-enabled devices at the highest video quality possible. At that time, our software-based approach was a novel strategy for addressing video processing and distribution as most existing technologies processed and distributed video by designing hardware products for the transfer of video over a fixed format to standard TVs. These hardware products generally focused on improving quality of video, but did not attempt to address multiple formats or the challenges created by multiple devices and different networks. Because of our founding team’s software expertise and the challenge of delivering video to mobile devices, which utilizes multiple formats and has multiple delivery requirements, our solution was designed from the beginning to provide a flexible solution that could adapt quickly and cost-effectively to the rapidly changing landscape of technologies, formats and capabilities of mobile devices.

While attempting to address the challenges of processing and distributing video across a rapidly changing landscape of formats, networks, devices and operating systems, we have maintained our focus on improving the quality of the video delivered by our solution. We originally focused on developing technologies supported by the MPEG-4 standard, which is an industry standard for a group of audio and video coding formats and related technology that is capable of providing the highest quality video in the marketplace today. When we initially developed this technology, the standard in the marketplace was MPEG-2, a previous similar standard available since 1992. Throughout our history, we believe we have made valuable contributions to the ISO/IEC Moving Picture Experts Group, or MPEG, including having several of our employees sit on the governing standards body and by contributing several technologies to the video community that fostered the development of MPEG-4 as an industry standard. We have since expanded our codecs to support MPEG-2 and the emerging HEVC (H.265) standard. We believe these contributions demonstrate our innovation and thought leadership in the video processing and distribution industry.

Our software-based approach to developing a flexible solution while delivering high-quality video has led to the development of several key products throughout our history. In 2001, we completed our first product based on the MPEG-4 standard. In 2002, we developed our first MPEG-4 webcasting system, which allowed us to address the enterprise market. In 2003, we deployed a news video contribution system in MPEG-4, which allowed us to address the need to transmit low bitrate video for real-time news gathering. In 2004, our first H.264 live transmission over satellite was successful, which allowed us to address the needs of satellite providers looking to deliver low bitrate video over satellite. We focused on our expansion into Asia in 2005 by providing the IPTV system for a service provider in China and a mobile digital TV service provider in Japan. In 2007, we developed our first all IP-based headend, an innovative and cost-reducing design for consumer video distribution, and our first AVS encoder, which allowed us to address the expanding video services market in China. In 2008, we introduced the world’s first three-screen convergence encoder, which enabled operators to deliver video to three screens (mobile, PC and TV) from a single product. In 2010, we introduced 3D TV support with multi-video encoding standard on our C4 encoder, as well as support for the expanding set of mobile and web streaming formats. In November 2010, we launched a new class of product, the Halo network media processor which enables the optimization of networks for distribution of multi-screen, multi-format video. In December 2011, we released Muse, our multi-screen software designed for live or file-based video transcoding and distribution to any device. In September 2012, we introduced the 4Caster G4 encoding appliance for the Muse software-based encoder family which offers more density compared to the previous platform, with the potential for further density improvements.

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

Competitive Environment and Geographic Mix

The market for our products is competitive and our gross margin is impacted by the level of competition we face and the geographic mix of product sales worldwide. We face significant competition in selling our solution. In any given sales opportunity, the level of competition we face could impact our gross margin. In addition, our gross margin may be impacted by the location of our target customer as different geographic regions have different pricing environments based on customer expectation, business models and our customers’ revenue opportunity from the services we enable. For example, we typically experience lower average sales prices in the Asia-Pacific region and higher average sales prices in North America. We anticipate that our geographic mix will continue to fluctuate in the future from quarter to quarter, which could impact our future gross margin.

The geographic mix of our revenues during the three months ended April 30, 2013 reflects continued weakness in spending by our service provider customers in EMEA and Asia Pacific regions, which we attribute to the current global economic environment, while we saw improvement from the Americas We anticipate that our revenues will continue to be impacted by the economic environment, both globally and regionally, and our ability to improve our sales execution, particularly in North America.

Average Sales Prices

We may experience a decline in average sales prices as new competitive products are introduced into the marketplace. Changes in average sales prices cannot always be predicted with certainty. The average sales prices of our products may decline faster than we expect. Competitors may also anticipate our entry into a market and begin to lower their sales prices even before we introduce our product. Under certain circumstances, lower prices may increase our sales volume and thus our revenue, but a lower average sales price typically reduces our gross margin percentage. We expect to continue to face price pressure on our products as average sales prices may decline over time, and there is no assurance that our gross margins will not decline in the future. As we continue to innovate our software-based solution, we may be able to offset a decline in the average sales prices of the prior generation of our solutions.

Evolution of Hardware Platform

We utilize industry-standard hardware, and therefore, are able to leverage the evolutionary increase in computing power in each new generation of hardware. In the past, this has allowed us to increase the number of video streams at a given resolution with each new hardware platform, and we expect this to continue. This increase in performance may offset any potential decline in the average sales prices of the prior generation of our solutions.

Components of Revenue, Cost of Revenue and Operating Expenses

Revenue

Our revenue is derived primarily from the sale of our video processing and distribution solutions, which consists of both hardware and software. Our proprietary software is an essential component in the products we sell and provides a key differentiator between us and our competitors. Our hardware generally consists of industry-standard components, which are readily available from third-party providers. To a lesser extent, we derive revenue from professional services as well as support and maintenance of our products. Our maintenance contracts may include future software upgrades depending on the level of maintenance purchased. Our support contracts typically include telephone and email access to technical support personnel. When we sell an enhanced support offering we provide our customers with rights to software upgrades as well as maintenance releases and patches released during the term of the support period.

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

Other Income (Expense), net

Other income (expense), net, consists primarily of charges due to fluctuations in foreign exchange rates on receivables and payables denominated in currencies other than the U.S. dollar. The foreign currency transaction gains and losses relate to transactions that are in a different currency than the respective functional currency of the Company and its subsidiaries.

Critical Accounting Policies, Judgments and Estimates

There have been no material changes to our critical accounting policies, judgments and estimates during the three months ended April 30, 2013 from those disclosed in our 2013 Form 10-K.

Three Months Ended April 30, 2013 Compared to the Three Months Ended April 30, 2012

The following table presents our historical operating results and the changes in these results in dollars (in thousands) and as a percentage for the periods presented:

	Three Months Ended April 30,		$ Change	% Change
	2013	2012
Revenues:
Product	$5,669	$11,652	(5,983)	-51%
Professional services and support	1,793	1,764	29	2%

Total revenue	7,462	13,416	(5,954)	-44%

Cost of revenue:
Product	2,276	4,762	(2,486)	-52%
Professional services and support	465	374	91	24%

Total cost of revenue	2,741	5,136	(2,395)	-47%

Gross profit	4,721	8,280	(3,559)	-43%

Expenses:
Research and development	1,967	1,997	(30)	-2%
Sales and marketing	5,063	5,744	(681)	-12%
General and administrative	2,553	2,688	(135)	-5%

Total operating expenses	9,583	10,429	(846)	-8%

Loss from operations	(4,862)	(2,149)	(2,713)	126%
Interest income (expense), net	19	(9)	28	-311%
Other income (expense), net	(7)	27	(34)	-126%

Loss before provision (benefit) for income taxes	(4,850)	(2,131)	(2,719)	128%
Income tax provision (benefit)	(111)	106	(217)	-205%

Net loss	(4,739)	(2,237)	(2,502)	112%

Revenue

Our total revenue decreased by $5.9 million, or 44%, to $7.5 million for the quarter ended April 30, 2013 from $13.4 million for the quarter ended April 30, 2012, primarily due to a decrease of $6.0 million in product revenue. The decrease in product revenue was primarily due to decreased spending from our existing service provider customers for multi-screen video services, with a majority of the decline coming from EMEA and Asia Pacific regions. We attribute the slowdown in spending by our service provider customers to the weak global economic environment for the quarter ended April 30, 2013, continued lengthening of our sales cycle and the fact that the video industry continues to transition to a multi-screen video delivery model. Because many of our large target service provider customers purchase our products in connection with constructing and upgrading their architecture and systems, demand for our products depends on the magnitude and timing of capital spending by our customers. We believe the weak global environment, particularly in EMEA and Asia Pacific regions, has contributed to a lengthening of our sales cycle with these customers, thereby causing a decline in our revenue. Our decline in revenue was also due, in part, to challenges in our sales execution, primarily in North America. We believe that our future revenue will continue to be impacted by consumer demand for multi-screen video services, which in turn impacts the level of capital expenditures by our target end customers looking to upgrade their video processing and distribution capabilities to enable the delivery of these video services to consumers. Despite the decrease in product revenue, our professional services and support revenue remained even and reflects a consistent volume of professional services and support renewal sales with the same prior year period as well as timing of completion of customer projects.

Cost of Revenue and Gross Profit

Our total cost of revenue overall decreased by $2.4 million, or 47%, to $2.7 million for the quarter ended April 30, 2013 from $5.1 million for the quarter ended April 30, 2012, primarily due to the corresponding decline in product revenue. Our total gross margin percentage slightly increased from 63% for the quarter ended April 30, 2013 from 62% for the quarter ended April 30, 2012 primarily due to an increase in sales of our higher margin software-only products slightly offset by lower margin deals in non-U.S. geographies such as the Middle East and Asia Pacific. Cost of revenue for professional services and support increased by $0.1 million as headcount slightly increased within our professional services organization.

Operating Expenses

Our operating expenses decreased by $0.8 million, or 8%, to $9.6 million during the three months ended April 30, 2013 from $10.4 million during the three months ended April 30, 2012.

Research and Development Expenses

Research and development expenses remained even at $2.0 million during the three months ended April 30, 2013 and 2012. Research and development expenses are presented net of French research tax credits, which amounted to $0.4 million and $0.3 million for the three months ended April 30, 2013 and 2012, respectively. Although we are devoting substantial resources to the development of additional functionality for our existing products and the development of new products, we are focusing on only deploying resources to activities that align with our overall corporate strategy. As we deploy such resources, we expect research and development expenses for the year ended January 31, 2014 to increase compared to the year ended January 31, 2013.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $0.7 million, or 12%, to $5.1 million during the three months ended April 30, 2013 from $5.7 million during the three months ended April 30, 2012, primarily as a result of decreased headcount. Personnel related expenses such as commissions, travel and marketing expenses each decreased by $0.2 million. In addition, depreciation and amortization decreased by $0.2 million primarily due to less demo pool inventory and less personnel-related equipment purchased. We expect sales and marketing expenses for the year ended January 31, 2014 to remain even compared to the year ended January 31, 2013 as we continue to monitor our sales and marketing expenses to ensure they align with our overall corporate strategy.

General and Administrative Expenses

General and administrative expenses decreased by $0.1 million, or 5%, to $2.6 million during the three months ended April 30, 2013 from $2.7 million during the three months ended April 30, 2012, due to a decrease of $0.1 million in stock-based compensation expense, $0.1 million in accounting and auditing expenses resulting from improvements in operations as a public company and $0.1 million in business tax primarily due to a favorable property tax audit. The overall decrease was primarily offset by an increase of $0.2 million in legal expenses. We expect a decrease in general and administrative expenses for the year ended January 31, 2014 compared to the year ended January 31, 2013 as we continue to monitor our general and administrative expenses to ensure they align with our overall corporate strategy.

Interest Income (Expense), net

Interest income (expense), net, changed by $28,000, or 311%, from an expense of $9,000 during the three months ended April 30, 2012 to income of $19,000 during the three months ended April 30, 2013. The change was primarily due to interest income during the three months ended April 30, 2013 generated from the short-term investment account we established using existing cash and proceeds from our IPO in April 2012. In addition, we had less interest expense compared to the same prior year period as we had no debt during the three months ended April 30, 2013.

Other Income (Expense), net

Other income (expense), net, changed by $34,000, or 126%, from income of $27,000 during the three months ended April 30, 2012 to an expense of $7,000 during the three months ended April 30, 2013. This change was primarily due to foreign currency translation losses of $10,000 during the three months ended April 30, 2013 compared to the same prior year period and $18,000 of other income during the three months ended April 30, 2012 resulting from the re-measurement of our warrant liability during that period.

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

Prior to the IPO, we funded our operations primarily with proceeds from issuances of convertible preferred stock and borrowings under our credit facilities. We raised an aggregate of $95.1 million, net of issuance cost, from the sale of our convertible preferred stock, including the conversion of convertible promissory notes. We also funded purchases of equipment and other general corporate services with proceeds from our borrowings under our credit facilities. We believe that our existing cash and cash equivalents as of April 30, 2013 will be sufficient to fund our operations and capital expenditures for at least the next 12 months. However, management may in the future elect to finance operations by utilizing our credit facilities or selling equity securities. If additional funding is required, there can be no assurance that additional funds will be available to us on acceptable terms on a timely basis, if at all, or that we will generate sufficient cash from operations to adequately fund our operating needs or sustain profitability. If we are unable to raise additional capital or generate sufficient cash from operations to adequately fund our operations, we will need to curtail planned activities to reduce costs. Doing so will likely have an unfavorable effect on our ability to execute on our business plan.

Cash Requirements

As of April 30, 2013, our cash, cash equivalents and short term investments totaled $49.9 million. We had not drawn on our revolving credit facility as April 30, 2013 and the availability under this facility was $10.0 million subject to a borrowing base.

Financial Condition (Sources and Uses of Cash)

Our cash and cash equivalents consisted of cash deposits and money market funds with a total amount of $48.8 million as of April 30, 2013.

Our cash flows for fiscal 2011, fiscal 2012 and fiscal 2013 are summarized as follows:

	Three Months Ended April 30,
	2013	2012
	(in thousands)
Net cash used in operating activities	$(4,642)	$(5,176)
Net cash provided by (used in) investing activities	2,103	(4,275)
Net cash provided by financing activities	45	54,087

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

Cash used in operating activities of $4.6 million during the three months ended April 30, 2013 reflected a net loss of $4.7 million, a decrease in net operating assets of $1.2 million and non-cash charges of $0.7 million for depreciation and amortization and $0.5 million for stock-based compensation. The decrease in net operating assets was primarily due to an increase of $0.6 million in accounts receivable, an increase of $0.4 million of prepaid expenses and other current assets, a decrease of $0.5 million in accounts payable, accrued liabilities and accrued compensation and an increase of $0.3 million in deferred revenue. The decrease in operating cash relating to accounts receivable was primarily due to a higher concentration of sales in regions where customary payment terms are often longer such as East Asia, India and the Middle East. The decrease in operating cash relating to accounts payable and accrued liabilities primarily resulted from lower revenue and thus, less amounts due to our third-party contract manufacturer.

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

Cash Flows from Investing Activities

During the three months ended April 30, 2013, our investing activities consisted of net $2.5 million sales and maturities of corporate bonds investments in accordance with guidelines set forth in our investment policy and capital expenditures amounting to $0.4 million primarily for the purchase of equipment.

During the three months ended April 30, 2012, our investing activities consisted of a $3.3 million investment in commercial paper and corporate bonds in accordance with guidelines set forth in our investment policy and capital expenditures amounting to $1.0 million primarily for the purchase of equipment. We did not make any short-term investments during the three months ended April 30, 2011.

Cash Flows from Financing Activities

During the three months ended April 30, 2013, cash provided by financing activities was $45,000, as a result of cash proceeds from the stock options exercised.

During the three months ended April 30, 2012, we received aggregate proceeds of approximately $54.4 million from our IPO, net of underwriters’ discounts and commissions, but before deduction of offering expenses of $5.8 million. Immediately prior to the closing of the IPO, all shares of our outstanding convertible preferred stock automatically converted into 6,988,120 shares of common stock, and outstanding warrants to purchase 36,000 shares of convertible preferred stock at $12.50 per share were contractually adjusted immediately prior to the closing of the IPO to purchase 36,000 shares of common stock at $12.50 per share. As of April 30, 2012, we had 26,912,728 shares of common stock issued and outstanding.

Off-Balance Sheet Arrangements

As of April 30, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of April 30, 2013:

	Payments Due by Period
Contractual Obligations:	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(in thousands)
Operating Lease obligations	$860	$1,672	$1,196	$1,992	$5,720
French Governmental research grant repayments	210	360	—	—	570
Uncertain tax positions	218	679	—	—	897

Total	$1,345	$2,654	$1,196	$1,992	$7,187

We outsource the manufacturing, assembly and testing of our encoding products to FutureQuest Incorporated (“FQ”). We generally do not use custom materials in our products and therefore, our obligation to FQ is limited to purchase orders. To the extent that we cancel a purchase order, we are only liable to the extent that FQ cannot otherwise utilize those components. To date, we have never been required to purchase any such components. Our outstanding purchase orders with FQ are not material as of April 30, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Risk

Most of our sales are denominated in U.S. dollars, and therefore, our revenues are not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro relative to the U.S. dollar. We have a large research and development facility in France and pay our employees located in France in Euros. To date, we have not entered into any hedging contracts. During the three months ended April 30, 2013, a 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our expenses are denominated would have had an estimated impact of approximately $0.4 million on our financial position and results of operations.

Interest Rate Sensitivity

We had cash, cash equivalents and short-term investments of $49.9 million as of April 30, 2013. Our cash and cash equivalents are held primarily in cash deposits and money market funds, and our short-term investments are held primarily in corporate bonds. We hold our cash, cash equivalents and short-term investments for working capital purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. During the three months ended April 30, 2013, a 10% appreciation or depreciation in overall interest rates would not have had a material impact on our interest income.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of April 30, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended April 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are, at this time, unable to assess whether any loss or adverse effect on our financial condition is probable or remote or to estimate the range of potential loss, if any.

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

We have incurred significant losses since our inception, including net losses of $4.7 million and $2.2 million during the three months ended April 30, 2013 and 2012, respectively. As of April 30, 2013, we had an accumulated deficit of $100.5 million. These losses have resulted principally from a reduction in sales, costs incurred in our research and development programs and sales and marketing programs. We may incur operating losses for at least the foreseeable future as a result of the expenses associated with the continued development and expansion of our business. Additionally, now that we are a public company, our general and administrative expenses have begun to increase due to the additional operational and reporting costs associated with being a public company. We may also increase our research and development expenses. Our ability to attain profitability in the future will be affected by, among other things, our ability to execute on our business strategy, the continued acceptance of our products, the timing and size of customer orders, the average sales prices of our products, the costs of our products, and the extent to which we invest in our sales and marketing, research and development, and general and administrative resources. If we are unable to attain profitability, our business would be harmed and our stock price could decline.

We rely on systems integrators, who serve as our channel partners, for a significant portion of our revenue, and disruptions to, or our failure to develop and manage, our relationships with these channel partners and the processes and procedures that support them could materially and adversely affect our business.

We generate a significant portion of our revenue through sales to channel partners, principally to assist us with the integration of our software-based solution with other third-party products to provide a tailored solution for the end-customer. Our aggregate revenue through sales to channel partners was $5.0 million and $9.8 million during the three months ended April 30, 2013 and 2012, respectively. We expect that these sales to channel partners will continue to generate a significant percentage of our revenue in the future. Accordingly, our future success is highly dependent upon establishing and maintaining successful relationships with a variety of channel partners.

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

The timing of our sales is difficult to predict. Our sales efforts involve educating our customers about the use and benefits of our software-based solution, including the technical capabilities of our products and the potential cost savings achievable by organizations deploying our software-based solution. Customers, particularly in the cable, satellite and telecommunications industries, typically undertake a significant evaluation process, which frequently involves not only our products but also those of our competitors and can result in a lengthy sales cycle. We spend substantial time, effort and money on our sales efforts without any assurance that such efforts will produce any sales. In addition, purchases of our products are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. The decline in general economic conditions, particularly in North America and Western Europe, has resulted in a significant slowdown in spending decisions by our target customers which in turn has significantly lengthened our sales cycle. The length of a customer’s deployment period may directly affect the timing of any subsequent purchase of additional products by that customer. In addition, once we deliver our software-based solution to our customers, we may not be able to recognize revenue for the sale until the customer completes its acceptance procedures. If sales expected from a specific customer for a particular quarter are not realized or completed in that quarter or at all, our operating results, financial condition and cash flows could be materially and adversely affected.

Our operating results are likely to fluctuate significantly and may fail to meet or exceed the expectations of securities analysts or investors, causing our stock price to decline.

Our operating results have fluctuated in the past and are likely to continue to fluctuate in the future, on an annual and a quarterly basis, as a result of several factors, many of which are outside of our control. For example, our revenue for the quarter ended April 30, 2013 was $7.5 million compared to $13.4 million for the quarter ended April 30, 2012 due to a general slowdown in spending by our service provider customers, in particular in North America and Western Europe, as well as challenges in our sales execution in North America.

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

Historically, a majority of our revenue has been derived from relatively few customers. Sales to our ten largest customers during the three months ended April 30, 2013 together accounted for approximately 68% of our total revenue. Sales to our ten largest customers during the three months ended April 30, 2012 together accounted for approximately 61% of our total revenue. During the three months ended April 30, 2013, sales to one large channel partner accounted for 19% of our total revenue. During the three months ended April 30, 2012, sales to one large channel partner accounted for 18% of our total revenue. We expect to see continuing industry consolidation and customer concentration. At the same time, we are currently targeting large customer accounts, which if successful, could increase our concentration risk on an even smaller group of customers. This customer concentration increases our susceptibility to a slowdown in spending patterns and decreases in capital spending of our large target customers. As a slowdown in spending by our large target customers occurs, our operating results can experience a significant decline. Even if we are successful in selling a large volume of products to these large potential customers, we may not be able to continue to sell such large volumes to these customers, which could cause our operating results to fluctuate significantly and decline.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”) enacted in April 2012, and, for as long as we continue to be an “emerging growth company,” we intend to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an “emerging growth company” for up to five years, although, we would cease to be an “emerging growth company” upon the earliest of (i) fiscal year 2019, (ii) the first fiscal year after our annual gross revenue is $1 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (iv) the date on which we are deemed to be a “large accelerated filer” as defined in the Securities Exchange Act of 1934.We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until the date we are no longer an “emerging growth company.” At such time an attestation is required by our independent registered public accounting firm, they may issue a report that is adverse in the event they are not satisfied with the level at which our controls are documented, designed or operating. We will remain an “emerging growth company” for up to five years, although, we would cease to be an “emerging growth company” upon the earliest of (i) fiscal year 2019, (ii) the first fiscal year after our annual gross revenue is $1 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (iv) the date on which we are deemed to be a “large accelerated filer” as defined in the Securities Exchange Act of 1934.

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

We incur significant increased costs as a result of operating as a public company, our management has limited experience managing a public company, and our management devotes substantial time to new compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company and such costs will be subject to further increase after we cease to be an “emerging growth company.” In addition, the Sarbanes-Oxley Act and the Dodd-Frank Act of 2010, as well as rules subsequently implemented by the SEC and the Nasdaq Stock Market, or NASDAQ, impose a number of requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal, accounting and financial compliance costs and will make some activities more time-consuming and costly. For example, these new rules and regulations have made it more difficult and more expensive to obtain director and officer liability insurance, which can include reduced policy limits and coverage and also result in increased costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

We may invest in engineering, sales, marketing, services and infrastructure, and these investments, if made, may achieve delayed or lower than expected benefits, which could harm our operating results, financial condition and cash flows.

We may add personnel and other resources to our engineering, sales, marketing, services and infrastructure functions as we focus on developing new technologies, growing our market segment, capitalizing on existing or new market opportunities, increasing our market share, and enabling our business operations to meet anticipated demand. We are likely to recognize the costs associated with any of these investments earlier than some of the anticipated benefits and the return on these investments may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our operating results, financial condition and cash flows could be materially and adversely affected.

Our reported financial results may be adversely affected by changes in accounting principles applicable to us.

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and other various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results. In addition, the SEC has announced a multi-year plan that could ultimately lead to the use of International Financial Reporting Standards by U.S. issuers in their SEC filings. Any such change could have a significant effect on our reported financial results.

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

Our future success will depend, to a significant extent, on the ability of our management to operate effectively, both individually and as a group. We must successfully manage transition and replacement issues that may result from the departure or retirement of members of our executive management, whether in the context of an acquisition or otherwise. For example, in January 2013, we hired Ira Goldfarb to serve as our Senior Vice President of Global Sales and Services. If we are unable to effectively integrate executive management, such as Mr. Goldfarb, into our operations, then our business and financial results could be materially and adversely affected. Changes of management personnel in the future could cause disruption to our operations or customer relationships or a decline in our operating results.

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

We currently intend to use the net proceeds received by us from the offering for working capital and general corporate purposes, including further expansion of our sales and marketing efforts, continued investments in research and development and for capital expenditures. Specifically, we intend to hire additional personnel to support the growth in our business. In addition, we may use a portion of the proceeds for acquisitions of complementary businesses, technologies or other assets. We have no agreements with respect to any material acquisitions at this time and we have not allocated specific amounts of net proceeds for any of these purposes. As of April 30, 2013, the net offering proceeds have been invested in money market funds and high credit quality commercial paper and corporate bonds. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on April 25, 2012.

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
Date: June 11, 2013