Form 10-Q
period 2013-07-31
ENVIVIO INC
filed 2013-09-11
CIK 1174266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended July 31, 2013

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

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding on September 3, 2013 was 27,611,366.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENVIVIO, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(UNAUDITED)

	July 31, 2013	January 31, 2013
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$52,563	$51,344
Short-term investments	451	3,517
Accounts receivable, net of allowance for doubtful accounts	8,616	8,376
Inventory	296	708
Prepaid expenses and other assets	2,646	2,891
Deferred inventory costs	1,019	318

Total current assets	65,591	67,154

Property and equipment, net	4,152	5,003
Other assets	243	216

Total assets	$69,986	$72,373

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,809	$4,953
Accrued compensation	4,484	3,395
Accrued liabilities	1,177	1,271
Deferred revenue, current	5,577	3,298

Total current liabilities	17,047	12,917

Deferred revenue, net of current portion	1,136	1,360
Other non-current liabilities	1,567	1,661
Deferred rent	876	874

Total liabilities	20,626	16,812

Stockholders’ equity:
Common stock	28	27
Additional paid-in capital	153,283	152,168
Accumulated other comprehensive loss	(967)	(868)
Accumulated deficit	(102,984)	(95,766)

Total stockholders’ equity	49,360	55,561

Total liabilities and stockholders’ equity	$69,986	$72,373

See notes to condensed consolidated financial statements.

ENVIVIO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(UNAUDITED)

	Three Months Ended July 31,		Six Months Ended July 31,
	(in thousands, except for per share amounts)
	2013	2012	2013	2012
Revenue:
Product	$9,381	$8,893	$15,050	$20,545
Professional services and support	2,167	1,871	3,960	3,634

Total revenue	11,548	10,764	19,010	24,179

Cost of revenue:
Product	3,084	3,765	5,360	8,527
Professional services and support	560	358	1,025	732

Total cost of revenue	3,644	4,123	6,385	9,259

Gross profit	7,904	6,641	12,625	14,920

Operating expenses:
Research and development	2,439	2,034	4,406	4,028
Sales and marketing	4,879	5,628	9,942	11,370
General and administrative	2,942	3,050	5,495	5,730

Total operating expenses	10,260	10,712	19,843	21,128

Loss from operations	(2,356)	(4,071)	(7,218)	(6,208)
Interest income net	13	24	32	15
Other income (expense), net	21	(162)	14	(147)

Loss before provision for income taxes	(2,322)	(4,209)	(7,172)	(6,340)
Income tax provision	157	69	46	175

Net loss	$(2,479)	$(4,278)	$(7,218)	$(6,515)

Net loss per share of common stock, basic and diluted	$(0.09)	$(0.16)	$(0.27)	$(0.32)
Shares used in computing net loss per share of common stock, basic and diluted	27,109,942	26,913,125	27,086,507	20,192,392

See notes to condensed consolidated financial statements.

NVIVIO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(UNAUDITED)

	Three Months Ended July 31,		Six Months Ended July 31,
	(in thousands)
	2013	2012	2013	2012
Net loss	$(2,479)	$(4,278)	$(7,218)	$(6,515)
Other comprehensive loss:
Foreign currency translation adjustment	(79)	(16)	(99)	(47)

Other comprehensive loss:	(79)	(16)	(99)	(47)

Total comprehensive loss	$(2,558)	$(4,294)	$(7,317)	$(6,562)

See notes to condensed consolidated financial statements.

ENVIVIO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(UNAUDITED)

	Six Months Ended July 31,
	2013	2012
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,218)	$(6,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,432	1,177
Stock-based compensation	1,068	1,443
Bad debt expense	112	292
Provision for excess inventory	248	—
Fair value remeasurement of warrant liability	—	(18)
Interest earned but not collected	(19)	(52)
Changes in operating assets and liabilities:
Accounts receivable	(352)	(5,366)
Inventory	163	(15)
Prepaid expenses and other current assets	265	(702)
Deferred inventory costs	(702)	1,138
Other assets	(27)	(381)
Accounts payable, accrued liabilities and accrued compensation	1,853	(962)
Deferred revenue	2,054	(2,894)
Other non-current liabilities and deferred rent	42	283

Net cash used in operating activities	(1,081)	(12,572)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	—	(16,843)
Sales and Maturities of short-term investments	3,050	—
Capital expenditures	(566)	(1,623)

Net cash provided by (used in) investing activities	2,484	(18,466)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from initial public offering, net of offering costs paid	—	49,962
Proceeds from stock options exercised	48	85
Repayment of French governmental research grant	(133)	—

Net cash provided by (used in) financing activities	(85)	50,047

Effect of exchange rate changes on cash and cash equivalents	(99)	(47)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,219	18,962
CASH AND CASH EQUIVALENTS—Beginning of period	51,344	27,405

CASH AND CASH EQUIVALENTS—End of period	$52,563	$46,367

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$2	$60

Taxes paid	$81	$125

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of convertible preferred stock to common stock upon initial public offering	$—	$47,769

Offering costs not paid during period	$—	$1,505

Reclassification of warrant liability to stockholders’ equity	$—	$84

Amortization of issuance costs related to Series I redeemable convertible preferred stock	$—	$8

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

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 1 of its audited consolidated financial statements included in its 2013 Form 10-K. There have been no material changes to these significant accounting policies during the six months ended July 31, 2013.

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (ASU 2013-02). ASU 2013-02 requires companies to report the effect of significant reclassifications out of accumulated other comprehensive income, by component, either on the face of the financial statements or in the notes to the financial statements and is intended to help entities improve the transparency of changes in other comprehensive income. ASU 2013-02 does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of this guidance during the six months ended July 31, 2013 did not have a material impact on the Company’s financial statements as the amount reclassified from accumulated other comprehensive loss to realized gain or loss was immaterial for the quarter and six month period.

2. Balance Sheet Items

Short-term investments consist of $451,000 in corporate bonds and are classified as available-for-sale securities. The Company has classified all available-for-sale securities with readily available markets as short-term, regardless of whether the stated maturity is greater than one year from the current balance sheet date, because of the Company’s intent to sell those securities as necessary.

Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive loss in stockholders’ equity. For the periods presented, realized and unrealized gains and losses on investments were not material. Amounts reclassified out of accumulated other comprehensive loss due to sales or maturities of investments are reflected in interest income (expense), net in the statements of operations and were not material. An impairment charge is recorded in the consolidated statements of operations for declines in fair value below the cost of an individual investment that are deemed to be other than temporary. The Company assesses whether a decline in value is temporary based on the length of time that the fair market value has been below cost, the severity of the decline, as well as the Company’s intent and ability to hold, or plans to sell, the investment.

Accounts receivable, net of allowance for doubtful accounts, consist of the following (in thousands):

	July 31, 2013	January 31, 2013
Accounts receivable
Accounts receivable, gross	$9,482	$9,168
Allowance for doubtful accounts	(866)	(792)

Accounts receivable, net	$8,616	$8,376

Prepaid expenses and other current assets are comprised of the following (in thousands):

	July 31, 2013	January 31, 2013
Foreign tax credits refundable	$881	$1,683
Prepaid expenses	1,765	1,208

Prepaid expenses and other current assets	$2,646	$2,891

Property and equipment, net, consist of the following (in thousands):

	July 31, 2013	January 31, 2013
Computer and equipment	$9,372	$8,925
Software	1,320	1,284
Funiture and fixtures	1,879	1,920
Leasehold improvements	129	129
Less: accumulated depreciation and amortization	(8,548)	(7,255)

Property and equipment, net	$4,152	$5,003

Total depreciation and amortization expense was $0.7 million and $1.4 million during the three and six months ended July 31, 2013 and $0.6 million and $1.2 million during the three and six months ended July 31, 2012, respectively.

3. Fair Value of Financial Instruments

The fair value of the Company’s financial assets measured on a recurring basis is as follows (in thousands):

	July 31, 2013				January 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(included in cash and cash equivalents)	$49,265	$—	$—	$49,265	$48,691	$—	$—	$48,691
Short-term investments	$—	451	—	451	—	3,517	—	3,517

The Company’s Level 2 assets consist exclusively of corporate bonds with quoted prices that are traded less frequently than exchange-traded instruments. All of the Company’s Level 2 assets’ values are determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. The pricing model information is provided by third party entities. The Company did not have any Level 3 financial assets or liabilities outstanding as of July 31, 2013 and January 31, 2013.

4. Line of Credit and Other Non-Current Liabilities

The Company did not have any debt outstanding as of July 31, 2013 and January 31, 2013.

Line of Credit

In November 2010, the Company entered into a revolving line of credit with a commercial lender that allowed for draws of up to $5.0 million for general corporate purposes. Amounts borrowed were to be repaid prior to the maturity date in November 2012.

On July 31, 2012, the Company amended its revolving line of credit agreement with a commercial lender to increase the amount available from $5.0 million to $10.0 million for general corporate purposes and to extend the maturity date to July 2014. Under the terms of this amendment, interest accrues at a floating per annum rate equal to the greater of either (x) the prime rate plus 0.75% or (y) 4.00% and the Company is required to pay commitment fees of $25,000 per year. The Company is subject to financial covenants requiring the Company to maintain a ratio of unrestricted cash, cash equivalents and eligible accounts receivable to current liabilities less deferred revenue of at least 1.50 to 1.00. As of July 31, 2013, the Company was in compliance with the covenants under the line of credit facility, as amended.

During the year ended January 31, 2013, the Company paid all outstanding amounts under this line of credit. The Company did not draw down any outstanding amount under this line of credit during the six months ended July 31, 2013.

French Governmental Research Grants

The Company receives repayable research grants from regional French governmental agencies to fund research and development activities. The French governmental research grants payable were $531,000 and $664,000 as of July 31 and January 31, 2013, respectively, and are included in other non-current liabilities.

5. Commitments and Contingencies

Operating Leases

The Company leases facilities under operating leases expiring at various dates through 2021. As of July 31, 2013, future minimum payments under the Company’s non-cancellable leases are as follows (in thousands):

Year ending July 31,	Future Lease payments
2014	$910
2015	830
2016	694
2017	596
2018	596
Thereafter	1,837

Total	$5,463

Rental expense totaled $265,000 and $548,000 during the three and six months ended July 31, 2013 and $188,000 and $383,000 during the three and six months ended July 31, 2012, respectively.

Litigation Matters

On October 5, 2012 a complaint captioned Wiley v. Envivio, Inc., et al. CIV-517185 was filed in the Superior Court of California, County of San Mateo, naming as defendants the Company, each of our directors, our chief executive officer, our chief financial officer, and certain underwriters of our IPO. The lawsuit purports to be a class action on behalf of purchasers of shares issued in the IPO and generally alleges that the registration statement for the IPO contained materially false or misleading statements. The complaint purports to assert claims under the Securities Act of 1933, as amended, and seeks unspecified damages and other relief. On October 19, 2012 a similar complaint captioned Toth v. Envivio, Inc. et al. CIV-517481 was filed in the same court. On November 2, 2012 defendants removed the cases to the United States District Court for the Northern District of California where they were assigned case numbers 12-cv-05637-CRB and 12-cv-05636-CW. A similar complaint was filed in the United States District Court for the Northern District of California on December 20, 2012 entitled Thomas v. Envivio, Inc., et al. C 12-06464. The Company is, at this time, unable to assess whether any loss or adverse effect on its financial condition is probable or remote or to estimate the range of potential loss, if any.

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

6. Stockholders’ Equity

Common Stock

Shares of common stock authorized, issued and outstanding, as of July 31, 2013 and January 31, 2013 consist of the following:

	July 31, 2013		January 31, 2013
	Authorized	Issued and Outstanding	Authorized	Issued and Outstanding
Common stock	100,000,000	27,114,029	100,000,000	26,941,676

Shares of common stock reserved for issuance on an as-if converted basis is as follows as of July 31, 2013 and January 31, 2013:

	July 31, 2013	January 31, 2013
Exercise and vesting of stock-based awards	3,502,766	3,395,102
Available for option grants	1,350,735	553,085
Exercise of common stock warrants	36,000	36,000

	4,889,501	3,984,187

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

7. Stock Option Plan

Stock Option Plans

The Company adopted its stock option plan in 2000 (the “2000 Plan”). Under the 2000 Plan, as amended, the Company was able to grant options to purchase up to 1,181,689 shares of common stock to certain employees, directors and consultants. Under the terms of the 2000 Plan, the Company may grant incentive stock options (“ISO”), nonstatutory stock options (“NSO”), common stock purchase agreements (“CSPA”) and stock purchase rights (“SPR”). Such awards are exercisable at prices generally equal to the fair value of the Company’s common stock at the date of grant, as determined by the board of directors. Awards granted under the 2000 Plan generally vest over four years with a six-month cliff period and may be exercised for a period of up to ten years. Vested options generally expire 30 days after termination of employment. In December 2010, the board of directors approved a decrease in the number of shares of common stock reserved for issuance under the 2000 Plan to 644,366 shares. No shares were available for future grant under the 2000 Plan as of January 31, 2013 and July 31, 2013, due to the adoption of the stock incentive plan described below.

The Company adopted the 2010 stock incentive plan (the “2010 Plan”) in June 2010. The 2010 Plan provides that only employees are eligible for the grant of ISOs and that employees, consultants and outside directors are eligible for the grant of NSOs. The 2010 Plan also allows for the grant of SPRs and restricted stock units (“RSU”). Awards granted under the 2010 Plan also generally vest over four years with a six-month cliff period and may be exercised for a period of up to ten years. Vested options generally expire three months after termination of employment. No shares were available for future grant under the 2010 Plan as of January 31, 2013 and July 31, 2013 due to the adoption of a new stock incentive plan as more fully described below.

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

In general, the vesting of awards granted under the 2012 Plan accelerates as to 25% of the then remaining unvested portion of the awards upon a change in control of the Company. Vested options generally expire three months after termination of employment. Shares of common stock reserved for issuance under the 2012 Plan consist of 553,085 and 1,350,735 shares as of January 31, 2013 and July 31, 2013, respectively. In addition, up to 3,500,000 shares subject to outstanding awards under the 2000 Plan or 2010 Plan that are subsequently forfeited or terminated for any reason before being exercised will be made available for issuance under the 2012 Plan. The number of shares that have been authorized for issuance under the 2012 Plan will be automatically increased on the first day of each fiscal year beginning in fiscal 2014 and ending in fiscal 2023, in an amount equal to the least of (i) 2,000,000 shares, (ii) 4% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year and (iii) another amount determined by the Company’s board of directors.

At the beginning of fiscal 2014, the board of directors ratified an increase in the number of shares authorized for issuance under the 2012 Plan based on 4% of the outstanding shares of the Company’s common stock on the last day of fiscal year 2013, or 1,077,667 shares. These shares will be registered under the Security Act of 1933 Securities and Exchange Commission Form S-8 filed in conjunction with this Form 10-Q.

The following table summarizes the stock-based award activity for the 2000 Plan, 2010 Plan and the 2012 Plan during the six months ended July 31, 2013:

	Shares Available For Grant	Stock Options and SPRs Outstanding	Weighted- Average Exercise Price	Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
January 31, 2013	553,085	3,133,026	1.46	7.6	$2,782
Additional options authorized	1,077,667	—	—
Options granted	(268,875)	268,875	1.95
RSUs granted	(121,950)	—
Options expired and forfeited	105,308	(105,308)	4.24
RSUs expired	5,500	—	—
Exercised	—	(153,853)	0.30

July 31, 2013	1,350,735	3,142,740	1.46	7.7	$4,862

Vested and expected to vest- July 31, 2013		3,113,235	1.46	7.7	$4,838

Vested- July 31, 2013		1,657,350	1.12	6.9	$3,220

Stock Purchase Rights and Common Stock Purchase Agreements

The Company grants SPRs to its French employees and in limited past instances, CSPAs to service providers in the U.S. The SPRs and CSPAs provide the holder with a note equal to the aggregate exercise price of the related options, therefore, allowing the holder to legally exercise the related options at the time of issuance in consideration of the notes. Generally, the SPRs and CSPAs are subject to a vesting period of four years with the Company retaining the right to repurchase unvested shares at the aggregate exercise price of the underlying options. In the event that a holder’s status as an employee ceases service for any reason, the notes and the related options are cancelled. As of July 31, 2013 and January 31, 2013, 392,479 shares were subject to repurchase under the provisions of the SPRs and 97,464 shares were subject to repurchase under the provisions of the CSPAs.

The notes receivable issued to employees in conjunction with the SPRs and CSPAs are secured by the underlying shares and carry interest rates ranging from 2.1% to 5.9%. While the note terms indicate that they are full recourse, the Company has not pursued recourse in instances when a note receivable balance exceeds the fair value of the shares at the date of repurchase, and accordingly, the exercises of the SPRs and CSPAs has been considered to be non-substantive. Notes receivable relating to the SPRs and CSPAs are not recorded on the consolidated balance sheet due to the non-substantive exercise consideration. Accordingly, the SPRs and CSPAs have been accounted for as stock options and are included within the outstanding stock options as of each year end.

Restricted Stock Units

The Company grants RSUs or share-based awards to employees, executives and directors of the Company. As of July 31, 2013 the Company has 360,026 RSUs outstanding.

Of the total RSUs outstanding, 229,076 are subject to vesting in accordance with specified milestones related to the Company’s stock price performance following their initial public offering and, in some cases, are subject to acceleration under certain circumstances, including a change in control. The Company uses a modified binary option pricing model (European, call option) to establish the expected value of these RSUs.

During the three and six months ended July 31, 2013, the Company recorded $49,000 and $106,000, respectively, of stock-based compensation related to RSUs with market and performance vesting. During the three and six months ended July 31, 2013, the Company recorded $36,000 and $49,000, respectively, of stock-based compensation related to RSUs without market and performance vesting. A summary of the Company’s RSU activity for the six months ended July 31, 2013 is presented below:

	RSUs Outstanding	Weighted Average Grant Date Fair Value
January 31, 2013	262,076	$8.08
Granted	121,950	2.46
Released	(18,500)	8.74
Cancelled and forfeited	(5,500)	8.84

July 31, 2013	360,026	$6.13

Stock-based Compensation

Total stock-based compensation expense during the three and six months ended July 31, 2013 and 2012 are recognized in the consolidated statements of operations as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Cost of revenue	$1	$2	$2	$3
Research and development	29	40	53	79
Sales and marketing	87	170	177	280
General and administrative	432	541	836	1,081

Total stock-based compensation	$549	$753	$1,068	$1,443

The weighted average assumptions used to estimate the fair value of the Company’s employee stock options at the grant dates during the three and six months ended July 31, 2013 and 2012 were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Expected term (in years)	6.25	6.25	6.25	6.25
Volatility	57%	57%	57%	57%
Risk-free interest rate	1.23%	1.24%	1.22%	1.34%
Expected dividend	0%	0%	0%	0%

As of July 31, 2013, total compensation cost not yet recognized for unvested awards was $3.2 million, which is expected to be recognized over the following 1.3 years based on the weighted average vesting term.

8. Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders during the three months and six months ended July 31, 2013 and 2012 (in thousands, except for share and per share amounts):

	Three Months ended July 31,		Six Months ended July 31,
	2013	2012	2013	2012
Net loss attributable to common stockholders	$(2,479)	$(4,278)	$(7,218)	$(6,515)
Shares used in computing net loss per share attributable to common stockholders, basic and diluted	27,109,942	26,913,125	27,086,507	20,192,392

Net loss per share attributable to common stockholders, basic and diluted	$(0.09)	$(0.16)	$(0.27)	$(0.32)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods ended July 31, 2012 and 2013 because including them would have been antidilutive:

	The Period Ended July 31,
	2013	2012
Stock options to purchase common stock	3,142,740	2,162,279
Shares purchased with notes (SPRs and CSPAs)	489,943	489,943
Common stock warrants	36,000	36,000
Restricted stock units	360,026	335,018

9. Income Taxes

We are subject to taxation in the U.S. and various state and foreign jurisdictions. We record liabilities for income tax contingencies based on our best estimate of the underlying exposures. We are open for audit by the U.S. Internal Revenue Service and state tax jurisdictions for all tax years since inception. With the exception of the 2010 tax year, we remain open for audit by the French tax authorities from the year 2008 to current. Most other foreign jurisdictions have statute of limitations that range from three to six years. We are not currently under examination by income tax authorities in federal, state or foreign jurisdictions.

Our effective tax rate is a blended rate resulting from the composition of taxable income in the various global jurisdictions in which we conduct business. We record a full valuation allowance against our deferred tax assets in the jurisdictions where there is insufficient certainty surrounding the realization of deferred tax assets through future taxable income.

For the three and six months ended July 31, 2013, we recorded an income tax provision of $157,000 and $46,000, respectively. For the three and six months ended July 31, 2012, we recorded an income tax provision of $69,000 and $175,000, respectively. The 2012 income tax provision was comprised of foreign taxes as well as various state and local income taxes. The income tax provision for 2013 is primarily the result of various foreign and state and local income taxes, partially offset by the release during the first quarter of fiscal 2014 of a $202,000 reserve for an uncertain tax position related to our France entity due to the lapse in statute of limitations for the tax year 2010.

In compliance with applicable guidance for accounting for uncertainty in income taxes, we had gross unrecognized tax benefits, which included provisions for estimated interest and penalties, of approximately $1,250,000 as of July 31, 2013, and approximately $1,505,000 as of July 31, 2012. If all of July 31, 2013, unrecognized tax benefits were recognized, $920,000 would impact the provision for income taxes, with the remainder resulting in adjustments to other tax accounts, primarily deferred taxes. The Company believes that it is reasonably possible that approximately $218,000 of its currently other remaining unrecognized tax benefits may be recognized within the 12 months beginning July 31, 2013, as a result of a lapse of the statute of limitations.

We recognize interest and possible penalties related to uncertain tax positions in income tax expense.

10. Segment Information

The Company’s solutions enable customers to deliver video services over broadcast, cable, internet, mobile and satellite networks. Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and evaluated by the chief operating decision maker in deciding how to allocate resources and assessing performance. The Company’s chief operating decision maker is its chief executive officer. The chief executive officer reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results beyond revenue goals or gross margins, or plans for levels or components below the consolidated unit level. Accordingly, the Company has a single reporting segment.

The Company’s revenue by geographic region, based on the location at which each sale originates, is summarized as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Americas	$6,249	$3,517	$8,849	$5,952
Asia Pacific	1,581	2,709	3,492	6,195
EMEA	3,718	4,538	6,669	12,032

Total	$11,548	$10,764	$19,010	$24,179

Included within the Americas total in the above table is revenue from sales originating in the U.S. of $5.8 million and $8.2 million during the three and six months ended July 31, 2013, respectively, and of $1.6 million and $3.7 million during the three and six months ended July 31, 2012, respectively.

The Company’s property and equipment, net, by geographic region is summarized as follows (in thousands):

	July 31, 2013	January 31, 2013
Americas	$1,775	$2,229
Asia Pacific	3	4
EMEA	2,374	2,770

Total	$4,152	$5,003

Customers representing 10% or greater of total revenue for the periods presented were as follows (in percentages):

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Frontline Systems Australia	*	10%	*	*
Alcatel Lucent	*	12%	*	*
Ikon Interaktif	*	10%	*	*
Huawei Technologies	*	*	*	12%
Comcast Cable	30%	*	19%	*
Time Warner Cable	19%	*	12%	*
British Sky Broadcasting	13%	*	*	*

*	Less than 10%

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

Overview

We are a leading provider of software-based video processing and distribution solutions that enable the delivery of high-quality video to consumers. Based on our unique video compression and advanced IP video networking technologies, our solutions are designed to enable service providers and content providers to offer high-quality video anytime, anywhere, across a broad array of video formats, networks, consumer devices and operating systems. Our software-based solutions run on industry-standard hardware, and our products include encoders, transcoders and network media processors, all controlled through our network management system.

We were founded in January 2000 by a small group of talented software and electrical engineers from France Telecom. Since our inception, we have been focused on developing a software-based architecture for processing and distributing video abroad variety of devices at the highest video quality possible. At that time, our software-based approach was a novel strategy for addressing video processing and distribution as most existing technologies processed and distributed video by designing hardware products for the transfer of video over a fixed format to standard TVs. These hardware products generally focused on improving quality of video, but did not attempt to address multiple formats or the challenges created by multiple devices and different networks. Because of our founding team’s software expertise and the challenge of delivering video to mobile devices, which utilizes multiple formats and has multiple delivery requirements, our solution was designed from the beginning to provide our customers the flexibility to adapt quickly and cost-effectively to the rapidly changing landscape of technologies, formats and capabilities of mobile devices.

While attempting to address the challenges of processing and distributing video across a rapidly changing landscape of formats, networks, devices and operating systems, we have maintained our focus on improving the quality of the video delivered by our solution. We originally focused on developing technologies supported by the MPEG-4 standard, which is an industry standard for a group of audio and video coding formats and related technology that is capable of providing the highest quality video in the marketplace today. When we initially developed this technology, the standard in the marketplace was MPEG-2, a previous similar standard available since 1992. Throughout our history, we believe we have made valuable contributions to the ISO/IEC Moving Picture Experts Group, or MPEG, including having several of our employees sit on the governing standards body and by contributing several technologies to the video community that fostered the development of MPEG-4 as an industry standard. We have since expanded our codecs to support MPEG-2 and the emerging HEVC (H.265) standard, as well as adaptive formats including MPEG-DASH. We believe these contributions demonstrate our innovation and thought leadership in the video processing and distribution industry.

Our software-based approach to developing a flexible solution while delivering high-quality video has led to the development of several key products throughout our history. In 2001, we completed our first product based on the MPEG-4 standard. In 2002, we developed our first MPEG-4 webcasting system, which allowed us to address the enterprise market. In 2003, we deployed a news video contribution system in MPEG-4, which allowed us to address the need to transmit low bitrate video for real-time news gathering. In 2004, our first H.264 live transmission over satellite was successful, which allowed us to address the needs of satellite providers looking to deliver low bitrate video over satellite. We focused on our expansion into Asia in 2005 by providing the IPTV system for a service provider in China and a mobile digital TV service provider in Japan. In 2007, we developed our first all IP-based headend, an innovative and cost-reducing design for consumer video distribution, and our first AVS encoder, which allowed us to address the expanding video services market in China. In 2008, we introduced the world’s first three-screen convergence encoder, which enabled operators to deliver video to three screens (mobile, PC and TV) from a single product. In 2010, we introduced 3D TV support with multi-video encoding standard on our C4 encoder, as well as support for the expanding set of mobile and web streaming formats. In November 2010, we launched a new class of product, the Halo network media processor which enables the optimization of networks for distribution of multi-screen, multi-format video. In December 2011, we released Muse, our multi-screen software designed for live or file-based video transcoding and distribution to any device. In September 2012, we introduced the 4Caster G4 encoding appliance for the Muse software-based encoder family which offers more density compared to the previous platform, with the potential for further density improvements. In April 2013, we introduced the Halo™ Experience Server, an innovative new multi-screen application server that allows operators to further personalize the user experience based on individual viewer requests.

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

Our products and support services are sold worldwide, both direct and through systems integrators, which serve as our channel partners. Our channel partners assist us with the sales process, systems integration, deployment and support. We employ a sales force that is responsible for managing our relationships with our channel partners within each geographic territory in which we market and sell our products. We also sell our products and support services directly to end-customers. In many cases, even when we sell our products through channel partners, we market and work directly with the end-customer to promote our products.

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

The geographic mix of our revenues during the three months ended July 31, 2013 compared to the same prior year period reflects improvement in spending by our service provider customers in North America and continued weakness in the EMEA and Asia Pacific regions which we attribute to the current global economic environment. We anticipate that our revenues will continue to be impacted by the economic environment, both globally and regionally, and our ability to continually improve our sales execution, particularly in North America.

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

Components of Revenue, Cost of Revenue and Operating Expenses

Revenue

Our revenue is derived primarily from the sale of our video processing and distribution solutions, which consists of both hardware and software. Our proprietary software is an essential component in the products we sell and provides a key differentiator between us and our competitors. Our hardware generally consists of industry-standard components, which are readily available from third-party providers. To a lesser extent, we derive revenue from professional services as well as support and maintenance of our products. Our maintenance contracts may include future software upgrades depending on the level of maintenance purchased. Our support contracts typically include telephone and email access to technical support personnel. When we sell an enhanced support offering, we provide our customers with rights to software upgrades as well as maintenance releases and patches released during the term of the support period.

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

Critical Accounting Policies, Judgments and Estimates

There have been no material changes to our critical accounting policies, judgments and estimates during the six months ended July 31, 2013 from those disclosed in our 2013 Form 10-K.

Three and Six Months Ended July 31, 2013 Compared to the Three and Six Months Ended July 31, 2012

The following table presents our historical operating results and the changes in these results in dollars (in thousands) and as a percentage for the periods presented:

	Three Months Ended July 31,		$ Change	% Change	Six Months Ended July 31,		$ Change	% Change
	2013	2012			2013	2012
Revenue:
Product	$9,381	$8,893	488	5%	$15,050	$20,545	(5,495)	-27%
Professional services and support	2,167	1,871	296	16%	3,960	3,634	326	9%

Total revenue	11,548	10,764	784	7%	19,010	24,179	(5,169)	-21%

Cost of revenue:
Product	3,084	3,765	(681)	-18%	5,360	8,527	(3,167)	-37%
Professional services and support	560	358	202	56%	1,025	732	293	40%

Total cost of revenue	3,644	4,123	(479)	-12%	6,385	9,259	(2,874)	-31%

Gross profit	7,904	6,641	1,263	19%	12,625	14,920	(2,295)	-15%

Gross profit %	68%	62%		6%	66%	62%		4%
Operating expenses:
Research and development	2,439	2,034	405	20%	4,406	4,028	378	9%
Sales and marketing	4,879	5,628	(749)	-13%	9,942	11,370	(1,428)	-13%
General and administrative	2,942	3,050	(108)	-4%	5,495	5,730	(235)	-4%

Total operating expenses	10,260	10,712	(452)	-4%	19,843	21,128	(1,285)	-6%

Loss from operations	(2,356)	(4,071)	1,715	-42%	(7,218)	(6,208)	(1,010)	16%
Interest income, net	13	24	(11)	-46%	32	15	17	113%
Other income (expense), net	21	(162)	183	-113%	14	(147)	161	-110%

Loss before provision for income taxes	(2,323)	(4,209)	1,886	-45%	(7,172)	(6,340)	(832)	13%
Income tax provision	157	69	88	128%	46	175	(129)	-74%

Net loss	(2,479)	(4,278)	1,798	-42%	(7,218)	(6,515)	(703)	11%

Revenue

Our total revenue increased by $0.8 million, or 7%, to $11.5 million during the three months ended July 31, 2013 from $10.8 million during the three months ended July 31, 2012. Product revenue increased $0.5 million primarily due to increased sales in North America and improvement in overall sales execution, slightly offset by decreases in the EMEA and Asia Pacific regions which we attribute to the current global economic environment. Our professional services and support revenue increased primarily due to stronger sales of professional services and support renewals compared to the same prior year period as well as completion of more customer projects.

Our total revenue decreased by $5.2 million, or 21%, to $19.0 million during the six months ended July 31, 2013 from $24.2 million during the six months ended July 31, 2012, primarily due to a decrease of $5.5 million in product revenue, slightly offset by an increase of $0.3 million in professional services and support revenue. The decrease in product revenue was primarily due to decreased consumer demand during the six months ended July 31, 2013 for multi-screen video services from both new and existing customers, particularly in the EMEA region, resulting in lower overall sales volume of our IP video processing and distribution solution. Despite the decrease in product revenue, our professional services and support revenue increased by $0.3 million, or 9%, mainly due to stronger sales of professional services and support renewals compared to the same prior year period as well as completion of more customer projects.

Cost of Revenue and Gross Profit

Our total cost of revenue decreased by $0.5 million, or 12%, to $3.6 million during the three months ended July 31, 2013 from $4.1 million during the three months ended July 31, 2012, primarily due to a relative increase in sales of our higher margin software-only products during the three months ended July 31, 2013. Accordingly, our total gross profit increased by $1.3 million, or 19%, to $7.9 million during the three months ended July 31, 2013 from $6.6 million during the three months ended July 31, 2012. Cost of revenue for professional services and support increased by $0.2 million as we increased the number of professional services employees and consultants.

Our total cost of revenue decreased by $2.9 million, or 31%, to $6.4 million during the six months ended July 31, 2013 from $9.3 million during the six months ended July 31, 2012, primarily due to a 21% decline in revenue during the six months ended July 31, 2013. Our total gross profit decreased by $2.3 million, or 15%, to $12.6 million during the six months ended July 31, 2013 from $14.9 million during the six months ended July 31, 2012 primarily due to lower revenue during the six months ended July 31, 2013 which was driven by decreased consumer demand for multi-screen video services from both new and existing customers, particularly in the EMEA region. Cost of revenue for professional services and support increased by $0.3 million as headcount and consultants increased within our professional services organization.

Therefore, our gross margin percentage increased by 6% to 68% during the three months ended July 31, 2013 from 62% during the three months ended July 31, 2012. Our gross margin percentage increased by 4% to 66% during the six months ended July 31, 2013 from 62% during the six months ended July 31, 2012.

Operating Expenses

Our operating expenses decreased by $0.5 million, or 4%, to $10.3 million during the three months ended July 31, 2013 from $10.7 million during the three months ended July 31, 2012, while operating expenses decreased by $1.3 million, or 6%, to $19.8 million during the six months ended July 31, 2013 from $21.1 million during the six months ended July 31, 2012.

Research and Development Expenses

Research and development expenses increased by $0.4 million, or 20%, to $2.4 million during the three months ended July 31, 2013 from $2.0 million during the three months ended July 31, 2012, primarily due to an increase of $0.3 million relating to salaries and related employee costs and an increase of $0.1 million in office lease expense related to our new research and development facilities in Rennes, France. Although we are devoting substantial resources to the development of additional functionality for our existing products and the development of new products, we are focusing on only deploying resources to activities that align with our overall corporate strategy. As we deploy such resources, we expect research and development expenses for the year ended January 31, 2014 to increase compared to the year ended January 31, 2013.

Research and development expenses increased by $0.4 million, or 9%, to $4.4 million during the six months ended July 31, 2013 from $4.0 million during the six months ended July 31, 2012, primarily due to an increase of $0.5 million relating to salaries and related employee costs and an increase of $0.1 million office lease expense related to our new research and development facilities in Rennes, France. This increase was partially offset by a decrease of $0.2 million resulting from a decline in our use of consultants.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $0.7 million, or 13%, to $4.9 million during the three months ended July 31, 2013 from $5.6 million during the three months ended July 31, 2012, primarily due to a decrease of $0.6 million relating to decreased headcount and a decline in our use of consultants as a result of a strategic reorganization of our sales force and a $0.3 million decrease in corporate marketing expenses. We expect sales and marketing expenses for the year ended January 31, 2014 to remain even compared to the year ended January 31, 2013 as we continue to monitor our sales and marketing expenses to ensure they align with our overall corporate strategy.

Sales and marketing expenses decreased by $1.4 million, or 13%, to $9.9 million during the six months ended July 31, 2013 from $11.3 million during the six months ended July 31, 2012, primarily due to a decrease of $1.4 million relating to decreased headcount and a decline in our use of consultants as a result of a strategic reorganization of our sales force and a $0.3 million decrease in corporate marketing expenses.

General and Administrative Expenses

General and administrative expenses decreased by $0.1 million, or 4%, to $2.9 million during the three months ended July 31, 2013 from $3.0 million during the three months ended July 31, 2012, primarily due to decreases of $0.2 million in bad debt expense and $0.3 million in accounting related expenses resulting from improvements in our internal finance and accounting operations. The overall decrease was partially offset by an increase of $0.3 million in legal expenses and other professional fees. We expect a decrease in general and administrative expenses for the year ended January 31, 2014 compared to the year ended January 31, 2013 as we continue to monitor our general and administrative expenses to ensure they align with our overall corporate strategy.

General and administrative expenses decreased by $0.2 million, or 4%, to $5.5 million during the six months ended July 31, 2013 from $5.7 million during the six months ended July 31, 2012, due to a decrease of $0.2 million in bad debt expense and $0.4 million in accounting related expenses resulting from improvements in our internal finance and accounting operations. The overall decrease was partially offset by an increase of $0.4 million in legal expenses and other professional fees.

Interest Income, net

Interest income net, decreased by $11,000, or 46%, from $24,000 during the three months ended July 31, 2012 to $13,000 during the three months ended July 31, 2013. The decrease was primarily due to lower interest income generated from our short-term investment account during the three months ended July 31, 2013 as there was a significant reduction in short-term investments between the two periods as maturities of corporate bonds were not reinvested.

Interest income net, increased by $17,000, or 113%, from $15,000 during the six months ended July 31, 2012 to $32,000 during the six months ended July 31, 2013. The increase was primarily due to less interest expense of $53,000 as we had no debt during the six months ended July 31, 2013. This increase was partially offset by less interest income of $36,000 during the six months ended July 31, 2013.

Other Income (Expense), net

Other income (expense), net, changed by $183,000, or 113%, from expense of $162,000 during the three months ended July 31, 2012 to income of $21,000 during the three months ended July 31, 2013. This change was primarily due to a foreign currency translation gain of $21,000 during the three months ended July 31, 2013 compared to a foreign currency translation loss of $162,000 during the three months ended July 31, 2012.

Other income (expense), net, changed by $161,000, or 110%, from expense of $147,000 during the six months ended July 31, 2012 to income of $14,000 during the six months ended July 31, 2013. This change was primarily due to a foreign currency translation gain of $14,000 during the six months ended July 31, 2013 compared to a foreign currency translation loss of $147,000 during the six months ended July 31, 2012.

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

Prior to the IPO, we funded our operations primarily with proceeds from issuances of convertible preferred stock and borrowings under our credit facilities. We raised an aggregate of $95.1 million, net of issuance cost, from the sale of our convertible preferred stock, including the conversion of convertible promissory notes. We also funded purchases of equipment and other general corporate services with proceeds from our borrowings under our credit facilities. We believe that our existing cash and cash equivalents as of July 31, 2013 will be sufficient to fund our operations and capital expenditures for at least the next 12 months. However, management may in the future elect to finance operations by utilizing our credit facilities or selling equity securities. If additional funding is required, there can be no assurance that additional funds will be available to us on acceptable terms on a timely basis, if at all, or that we will generate sufficient cash from operations to adequately fund our operating needs or sustain profitability. If we are unable to raise additional capital or generate sufficient cash from operations to adequately fund our operations, we will need to curtail planned activities to reduce costs. Doing so will likely have an unfavorable effect on our ability to execute on our business plan.

Cash Requirements

As of July 31, 2013, our cash, cash equivalents and short term investments totaled $53.0 million. We had not drawn on our revolving credit facility as July 31, 2013 and the availability under this facility was $10.0 million subject to a borrowing base.

Financial Condition (Sources and Uses of Cash)

Our cash and cash equivalents consisted of cash deposits and money market funds with a total amount of $52.6 million as of July 31, 2013.

Our cash flows during the six months ended July 31, 2013 and 2012 are summarized as follows:

	Six Months Ended July 31,
	2013	2012
	(in thousands)
Net cash used in operating activities	$(1,081)	$(12,572)
Net cash provided by (used in) investing activities	2,484	(18,466)
Net cash provided by (used in) financing activities	(85)	50,047

Cash Flows from Operating Activities

Our primary uses of cash from operating activities have been for personnel costs, purchases of inventory and costs related to our facilities. In the past, we experienced negative cash flows from operating activities as we expanded our business and generated operating losses. Our cash flows from operating activities will continue to be affected principally by our working capital requirements and the extent to which we spend on personnel, research and development and sales and marketing activities as our business requires.

Cash used in operating activities of $1.1 million during the six months ended July 31, 2013 reflected a net loss of $7.2 million, a decrease in net operating assets of $3.3 million and non-cash charges of $1.4 million for depreciation and amortization and $1.1 million for stock-based compensation. The decrease in net operating assets was primarily due to a decrease of $0.4 million in inventory, an increase of $1.9 million in accounts payable, accrued liabilities and accrued compensation and an increase of $2.0 million in deferred revenue along with an increase of $0.7 million in deferred inventory costs. The increase in operating cash relating to accounts payable, accrued liabilities and accrued compensation primarily resulted from higher revenue and thus, more amounts due to our third-party contract manufacturer as well as higher sales commission and variable compensation. Deferred revenue and related deferred inventory costs increased during the six months ended July 31, 2013 primarily due to an increase in projects subject to revenue deferral as well as more support contracts entered into during the current period.

Cash used in operating activities of $12.6 million during the six months ended July 31, 2012 reflected a net loss of $6.5 million, a change in net operating assets of $8.9 million, non-cash charges of $1.2 million for depreciation and amortization, $1.4 million for stock-based compensation and $0.3 million in bad debt expense. The change in net operating assets and liabilities primarily consisted of a $5.4 million increase in accounts receivable and a $0.7 million increase in prepaid expenses along with decreases of $1.1 million in deferred inventory costs, $1.0 million in accounts payable and accrued liabilities and $2.9 million in deferred revenue. The increase in accounts receivable was primarily the result of a higher concentration of sales in regions where customary payment terms are often longer such as Asia, India and the Middle East. Deferred revenue and deferred inventory costs decreased during the six months ended July 31, 2012 primarily due to the timing of revenue recognition as previously deferred transactions were recognized during the six month ended July 31, 2012 and a majority of new revenue transactions during this period were subject to the new revenue recognition rules adopted during our fiscal year 2012, and accordingly, were less likely to be subject to full deferral.

Cash Flows from Investing Activities

During the six months ended July 31, 2013, cash flows from investing activities consisted of net cash receipts of $3.0 million from the sales and maturities of corporate bond investments in accordance with guidelines set forth in our investment policy and capital expenditures amounting to $0.6 million primarily for the purchase of equipment.

During the six months ended July 31, 2012, cash flows used in investing activities consisted of a $16.8 million investment in commercial paper and corporate bonds in accordance with guidelines set forth in our investment policy and capital expenditures amounting to $1.6 million primarily for the purchase of equipment. We did not make any short-term investments until the three months ended July 31, 2012.

Cash Flows from Financing Activities

During the six months ended July 31, 2013, cash used in financing activities was $85,000, as a result of the repayments of French governmental repayable research grants of $133,000 offset by $48,000 in cash proceeds from the exercise of stock options.

On April 24, 2012, we received aggregate proceeds of approximately $54.4 million from our IPO, net of underwriters’ discounts and commissions, but before deduction of offering expenses of $5.8 million. Immediately prior to the closing of the IPO, all shares of our outstanding convertible preferred stock automatically converted into 6,988,120 shares of common stock, and the outstanding warrants to purchase 36,000 shares of convertible preferred stock at $12.50 per share remained outstanding and were contractually adjusted immediately prior to the closing of the IPO to purchase 36,000 shares of common stock at $12.50 per share.

Off-Balance Sheet Arrangements

As of July 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of July 31, 2013:

	Payments Due by Period
	(in thousands)
Contractual Obligations:	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Operating lease obligations	$910	$1,524	$1,192	$1,837	$5,463
French Governmental research grant repayments	239	292	—	—	531
Uncertain tax positions	218	702	—	—	920

Total	$1,367	$2,518	$1,192	$1,837	$6,914

We outsource the manufacturing, assembly and testing of our encoding products to FutureQuest Incorporated (“FQ”). We generally do not use custom materials in our products and therefore, our obligation to FQ is limited to purchase orders. To the extent that we cancel a purchase order, we are only liable to the extent that FQ cannot otherwise utilize those components. To date, we have never been required to purchase any such components. Our outstanding purchase orders with FQ are not material as of July 31, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Risk

Most of our sales are denominated in U.S. dollars, and therefore, our revenues are not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro relative to the U.S. dollar. We have a large research and development facility in France and pay our employees located in France in Euros. To date, we have not entered into any hedging contracts. During the three months ended July 31, 2013, a 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our expenses are denominated would have had an estimated impact of approximately $1.0 million on our financial position and results of operations.

Interest Rate Sensitivity

We had cash, cash equivalents and short-term investments of $53.0 million as of July 31, 2013. Our cash and cash equivalents are held primarily in cash deposits and money market funds, and our short-term investments are held primarily in corporate bonds. We hold our cash, cash equivalents and short-term investments for working capital purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. During the three months ended July 31, 2013, a 10% appreciation or depreciation in overall interest rates would not have had a material impact on our interest income.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of July 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended July 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 5, 2012 a complaint captioned Wiley v. Envivio, Inc., et al. CIV-517185 was filed in the Superior Court of California, County of San Mateo, naming as defendants the Company, each of our directors, our chief executive officer, our chief financial officer, and certain underwriters of our IPO. The lawsuit purports to be a class action on behalf of purchasers of shares issued in the IPO and generally alleges that the registration statement for the IPO contained materially false or misleading statements. The complaint purports to assert claims under the Securities Act of 1933, as amended, and seeks unspecified damages and other relief. On October 19, 2012 a similar complaint captioned Toth v. Envivio, Inc. et al. CIV-517481 was filed in the same court. On November 2, 2012 defendants removed the cases to the United States District Court for the Northern District of California where they were assigned case numbers 12-cv-05637-CRB and 12-cv- 05636-CW. A similar complaint was filed in the United States District Court for the Northern District of California on December 20, 2012 entitled Thomas v. Envivio, Inc., et al. C 12-06464. We are, at this time, unable to assess whether any loss or adverse effect on our financial condition is probable or remote or to estimate the range of potential loss, if any.

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

We have incurred significant losses since our inception, including net losses of $2.5 million and $4.3 million during the three months ended July 31, 2013 and 2012, respectively, and net losses of $7.2 million and $6.5 million during the six months ended July 31, 2013 and 2012, respectively. As of July 31, 2013, we had an accumulated deficit of $103.0 million. These losses have resulted principally from lower sales compared to costs incurred in our research and development programs and sales and marketing programs. We may incur operating losses for at least the foreseeable future as a result of the expenses associated with the continued development and expansion of our business. Additionally, now that we are a public company, our general and administrative expenses have begun to increase due to the additional operational and reporting costs associated with being a public company. We may also increase our research and development expenses. Our ability to attain profitability in the future will be affected by, among other things, our ability to execute on our business strategy, the continued acceptance of our products, the timing and size of customer orders, the average sales prices of our products, the costs of our products, and the extent to which we invest in our sales and marketing, research and development, and general and administrative resources. If we are unable to attain profitability, our business would be harmed and our stock price could decline.

We rely on systems integrators, who serve as our channel partners, for a significant portion of our revenue, and disruptions to, or our failure to develop and manage, our relationships with these channel partners and the processes and procedures that support them could materially and adversely affect our business.

We generate a significant portion of our revenue through sales to channel partners, principally to assist us with the integration of our software-based solution with other third-party products to provide a tailored solution for the end-customer. Our aggregate revenue through sales to channel partners was $3.0 million and $8.2 million during the three months ended July 31, 2013 and 2012, respectively, and $8.0 million and $18.0 million during the six months ended July 31, 2013 and 2012, respectively. We expect that these sales to channel partners will continue to generate a significant percentage of our revenue in the future. Accordingly, our future success is highly dependent upon establishing and maintaining successful relationships with a variety of channel partners.

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

Our operating results have fluctuated in the past and are likely to continue to fluctuate in the future, on an annual and a quarterly basis, as a result of several factors, many of which are outside of our control. For example, our revenue for the quarter ended July 31, 2012 was $10.8 million compared to $7.2 million for the quarter ended October 31, 2012 due to a general slowdown in spending by our service provider customers, and our revenue for the quarter ended July 31, 2013 was $11.5 million compared to $7.5 million for the quarter ended April 30, 2013 due to a general increase in spending by our service provider customers, in particular in North America.

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

Historically, a majority of our revenue has been derived from relatively few customers. Sales to our ten largest customers during the six months ended July 31, 2013 together accounted for approximately 68% of our total revenue. Sales to our ten largest customers during the six months ended July, 2012 together accounted for approximately 57% of our total revenue. During the three months ended July 31, 2013, sales to one large customer accounted for 30% of our total revenue. During the three months ended July 31, 2012, sales to one large channel partner accounted for 12% of our total revenue. We expect to see continuing industry consolidation and customer concentration. At the same time, we are currently targeting large customer accounts, which if successful, could increase our concentration risk on an even smaller group of customers. This customer concentration increases our susceptibility to a slowdown in spending patterns and decreases in capital spending of our large target customers. As a slowdown in spending by our large target customers occurs, our operating results can experience a significant decline. Even if we are successful in selling a large volume of products to these large potential customers, we may not be able to continue to sell such large volumes to these customers due to the unpredictability in the timing and extent of customer purchases, which could cause our operating results to fluctuate significantly and decline.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”) enacted in April 2012, and, for as long as we continue to be an “emerging growth company,” we intend to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an “emerging growth company” for up to five years, although, we would cease to be an “emerging growth company” upon the earliest of (i) fiscal year 2019, (ii) the first fiscal year after our annual gross revenue is $1 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (iv) the date on which we are deemed to be a “large accelerated filer” as defined in the Securities Exchange Act of 1934. We cannot predict if investors will find our common stock less attractive if we choose to continue to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Revenue derived from customers outside of the United States during the three months ended July 31, 2013 and 2012 represented 51% and 85% of our revenue, respectively, and during the six months ended July 31, 2013 and 2012 represented 43% and 85% of our revenue, respectively. We expect that international revenue will continue to represent a substantial percentage of our revenue for the foreseeable future. Our international operations and our efforts to maintain and increase revenue in international markets are subject to a number of risks, which are generally greater with respect to emerging market countries, including the impact on our business and operating results of:

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

We currently intend to use the net proceeds received by us from the offering for working capital and general corporate purposes, including further expansion of our sales and marketing efforts, continued investments in research and development and for capital expenditures. Specifically, we intend to hire additional personnel to support the growth in our business. In addition, we may use a portion of the proceeds for acquisitions of complementary businesses, technologies or other assets. We have no agreements with respect to any material acquisitions at this time and we have not allocated specific amounts of net proceeds for any of these purposes. As of July 31, 2013, the net offering proceeds have been invested in money market funds and high credit quality commercial paper and corporate bonds. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on April 25, 2012.

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
Erik E. Miller Chief Financial Officer (Principal Financial and Accounting Officer) Date: September 11, 2013