Form 10-Q
period 2013-10-31
ENVIVIO INC
filed 2013-12-11
CIK 1174266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended October 31, 2013

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

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding on December 4, 2013 was 27,118,423.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENVIVIO, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(UNAUDITED)

	October 31, 2013	January 31, 2013
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$49,946	$51,344
Short-term investments	—	3,517
Accounts receivable, net of allowance for doubtful accounts	10,355	8,376
Inventory	412	708
Prepaid expenses and other assets	3,004	2,891
Deferred inventory costs	566	318

Total current assets	64,283	67,154

Property and equipment, net	4,103	5,003
Other non-current assets	250	216

Total assets	$68,636	$72,373

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,696	$4,953
Accrued compensation	4,729	3,395
Accrued liabilities	1,712	1,271
Deferred revenue, current	6,296	3,298

Total current liabilities	18,433	12,917

Deferred revenue, net of current portion	672	1,360
Other non-current liabilities	1,675	1,661
Deferred rent	729	874

Total liabilities	21,509	16,812

Stockholders’ equity:
Common stock	28	27
Additional paid-in capital	153,914	152,168
Accumulated other comprehensive loss	(902)	(868)
Accumulated deficit	(105,913)	(95,766)

Total stockholders’ equity	47,127	55,561

Total liabilities and stockholders’ equity	$68,636	$72,373

See notes to condensed consolidated financial statements.

ENVIVIO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(UNAUDITED)

	Three Months Ended October 31,		Nine Months Ended October 31,
	(in thousands, except for per share amounts)
	2013	2012	2013	2012
Revenue:
Product	$9,384	$5,600	$24,434	$26,146
Professional services and support	2,323	1,619	6,282	5,253

Total revenue	11,707	7,219	30,716	31,399

Cost of revenue:
Product	3,524	2,221	8,885	10,748
Professional services and support	555	327	1,579	1,058

Total cost of revenue	4,079	2,548	10,464	11,806

Gross profit	7,628	4,671	20,252	19,593

Operating expenses:
Research and development	2,491	2,057	6,897	6,086
Sales and marketing	5,014	5,167	14,955	16,538
General and administrative	2,939	2,964	8,434	8,694

Total operating expenses	10,444	10,188	30,286	31,318

Loss from operations	(2,816)	(5,517)	(10,034)	(11,725)
Interest income, net	7	32	39	47
Other income (expense), net	9	30	24	(117)

Loss before provision for income taxes	(2,800)	(5,455)	(9,971)	(11,795)
Income tax provision	129	112	176	287

Net loss	$(2,929)	$(5,567)	$(10,147)	$(12,082)

Net loss per share of common stock, basic and diluted	$(0.11)	$(0.21)	$(0.37)	$(0.54)
Shares used in computing net loss per share of common stock, basic and diluted	27,116,388	26,920,518	27,096,605	22,451,471

See notes to condensed consolidated financial statements.

ENVIVIO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(UNAUDITED)

	Three Months Ended October 31,		Nine Months Ended October 31,
	(in thousands)
	2013	2012	2013	2012
Net loss	$(2,929)	$(5,567)	$(10,147)	$(12,082)
Other comprehensive income (loss):
Unrealized gain on short-term investments	7	5	7	3
Foreign currency translation adjustment	58	(12)	(41)	(57)

Other comprehensive income (loss):	65	(7)	(34)	(54)

Total comprehensive loss	$(2,864)	$(5,574)	$(10,181)	$(12,136)

See notes to condensed consolidated financial statements.

ENVIVIO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(UNAUDITED)

	Nine Months Ended October 31,
	2013	2012
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,147)	$(12,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,186	2,011
Amortization of short-term investment discounts and premiums	18	32
Stock-based compensation	1,698	2,111
Bad debt expense	294	675
Provision for excess inventory	248	—
Fair value remeasurement of warrant liability	—	(18)
Realized (gain) loss on short-term investments	7	(3)
Interest earned but not collected	—	(8)
Changes in operating assets and liabilities:
Accounts receivable	(2,273)	(624)
Inventory	48	(177)
Prepaid expenses and other current assets	(113)	505
Deferred inventory costs	(249)	1,159
Other non-current assets	(35)	(418)
Accounts payable, accrued liabilities and accrued compensation	2,519	(2,722)
Deferred revenue	2,310	(3,156)
Other non-current liabilities	160	608
Deferred rent	(145)	—

Net cash used in operating activities	(3,474)	(12,107)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	—	(20,371)
Sales and maturities of short-term investments	3,500	4,650
Capital expenditures	(1,286)	(3,457)

Net cash provided by (used in) investing activities	2,214	(19,178)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from initial public offering, net of offering costs paid	—	49,866
Repayment of credit facility	—	(1,000)
Proceeds from stock options exercised	48	87
Repayment of French governmental research grants	(145)	—

Net cash provided by (used in) financing activities	(97)	48,953

Effect of exchange rate changes on cash and cash equivalents	(41)	(53)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,398)	17,615
CASH AND CASH EQUIVALENTS - Beginning of period	51,344	27,405

CASH AND CASH EQUIVALENTS - End of period	$49,946	$45,020

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$3	$33

Taxes paid	$178	$127

NON-CASH OPERATING AND INVESTING ACTIVITIES:
Leasehold improvements funded by landlord	$—	$643

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of convertible preferred stock to common stock upon initial public offering	$—	$47,764

Offering costs not paid during period	$—	$1,409

Reclassification of warrant liability to stockholders’ equity	$—	$84

Amortization of issuance costs related to Series I redeemable convertible preferred stock	$—	$8

See notes to condensed consolidated financial statements.

ENVIVIO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies

Envivio, Inc. (the “Company”) was incorporated in the state of Delaware on January 5, 2000. The Company is a provider of software-based video processing and distribution solutions to mobile and broadband service providers, cable multiple system operators, direct broadcast satellite service providers and content providers, which includes broadcasters and content publishers, owners, aggregators and licensees. The Company is headquartered in South San Francisco, California, and maintains operations in North America, Europe (including research and development operations in France) and Asia Pacific.

Basis of Presentation

The Company’s unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in financial statements in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The January 31, 2013 condensed consolidated balance sheet was derived from audited financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K which was filed with the SEC on April 25, 2013 (“2013 Form 10-K”). The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending January 31, 2014, or any other future period.

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

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 1 of its audited consolidated financial statements included in its 2013 Form 10-K. There have been no material changes to these significant accounting policies during the nine months ended October 31, 2013.

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). ASU 2013-02 requires companies to report the effect of significant reclassifications out of accumulated other comprehensive income, by component, either on the face of the financial statements or in the notes to the financial statements and is intended to help entities improve the transparency of changes in other comprehensive income. ASU 2013-02 does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of this guidance during the nine months ended October 31, 2013 did not have a material impact on the Company’s financial statements as the amount reclassified from accumulated other comprehensive loss to realized gain or loss was immaterial for the three and nine month period.

2. Balance Sheet Items

Short-term investments consisted of $3.5 million in corporate bonds as of January 31, 2013 and are classified as available-for-sale securities. All short-term investments had matured or been sold as of October 31, 2013. The Company has classified all available-for-sale securities with readily available markets as short-term, regardless of whether the stated maturity is greater than one year from the current balance sheet date, because of the Company’s intent to sell those securities as necessary. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive loss in stockholders’ equity. For the periods presented, realized and unrealized gains and losses on investments were not material. Amounts reclassified out of accumulated other comprehensive loss due to sales or maturities of investments are reflected in interest income (expense), net, in the statements of operations and were not material. An impairment charge is recorded in the consolidated statements of operations for declines in fair value below the cost of an individual investment that are deemed to be other than temporary. The Company assesses whether a decline in value is temporary based on the length of time that the fair market value has been below cost, the severity of the decline, as well as the Company’s intent and ability to hold, or plans to sell, the investment.

Accounts receivable, net of allowance for doubtful accounts, consists of the following (in thousands):

	October 31, 2013	January 31, 2013
Accounts receivable
Accounts receivable, gross	$11,356	$9,168
Allowance for doubtful accounts	(1,001)	(792)

Accounts receivable, net	$10,355	$8,376

Prepaid expenses and other current assets are comprised of the following (in thousands):

	October 31, 2013	January 31, 2013
Foreign tax credits refundable	$1,338	$1,683
Prepaid expenses	1,666	1,208

Prepaid expenses and other current assets	$3,004	$2,891

Property and equipment, net, consist of the following (in thousands):

	October 31, 2013	January 31, 2013
Computers and equipment	$9,880	$8,925
Software	1,346	1,284
Funiture and fixtures	1,984	1,920
Leasehold improvements	130	129
Less: accumulated depreciation and amortization	(9,237)	(7,255)

Property and equipment, net	$4,103	$5,003

Total depreciation and amortization expense was $0.7 million and $2.2 million during the three and nine months ended October 31, 2013 and $0.7 million and $2.0 million during the three and nine months ended October 31, 2012, respectively.

3. Fair Value of Financial Instruments

The fair value of the Company’s financial assets measured on a recurring basis is as follows (in thousands):

	October 31, 2013				January 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (included in cash and cash equivalents)	$46,824	$—	$—	$46,824	$48,691	$—	$—	$48,691
Short-term investments	$—	$—	$—	$—	$—	$3,517	$—	$3,517

The Company’s Level 2 assets consist exclusively of corporate bonds with quoted prices that are traded less frequently than exchange-traded instruments. All of the Company’s Level 2 assets are valued using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. The pricing model information is provided by third party entities. The Company did not have any Level 3 financial assets or liabilities outstanding as of October 31, 2013 and January 31, 2013.

4. Line of Credit and Other Non-Current Liabilities

The Company did not have any debt outstanding as of October 31, 2013 and January 31, 2013.

Line of Credit

In November 2010, the Company entered into a revolving line of credit with a commercial lender that allowed for draws of up to $5.0 million for general corporate purposes. Amounts borrowed were to be repaid prior to the maturity date in November 2012.

On July 31, 2012, the Company amended its revolving line of credit agreement with a commercial lender to increase the amount available from $5.0 million to $10.0 million for general corporate purposes and to extend the maturity date to July 2014. Under the terms of this amendment, interest accrues at a floating per annum rate equal to the greater of either (x) the prime rate plus 0.75% or (y) 4.00% and the Company is required to pay commitment fees of $25,000 per year. The Company is subject to financial covenants requiring the Company to maintain a ratio of unrestricted cash, cash equivalents and eligible accounts receivable to current liabilities less deferred revenue of at least 1.50 to 1.00. As of October 31, 2013, the Company was in compliance with the covenants under the line of credit facility, as amended.

During the year ended January 31, 2013, the Company paid all outstanding amounts under this line of credit. The Company did not draw down any outstanding amount under this line of credit during the nine months ended October 31, 2013.

In November 2013, the Company issued an irrevocable standby letter of credit of $0.5 million against its revolving loan facility for a tender bond to be issued in connection with a customer proposal. As a result, the Company’s borrowing availability as of the date this report was issued was $9.5 million. The irrevocable standby letter of credit expires on May 15, 2014.

French Governmental Research Grants

The Company receives repayable research grants from regional French governmental agencies to fund research and development activities. The French governmental research grants payable were $499,000 and $664,000 as of October 31 and January 31, 2013, respectively, and are included in other non-current liabilities.

5. Commitments and Contingencies

Operating Leases

The Company leases facilities under operating leases expiring at various dates through 2021. As of October 31, 2013, future minimum payments under the Company’s non-cancellable leases are as follows (in thousands):

Year ending October 31,	Future Lease payments
2014 (remaining three months)	$939
2015	902
2016	707
2017	640
2018	612
Thereafter	1,734

Total	$5,534

On November 8, 2013, the Company entered into a new thirty-nine month operating lease agreement on approximately 2,806 square feet for an office in Denver, Colorado. The anticipated commencement date is February 1, 2014. The average monthly rent is $4,209. The total future minimum payments of $164,000 under this operating lease agreement are included in the above table.

Rental expense totaled $283,000 and $835,000 during the three and nine months ended October 31, 2013 and $549,000 and $935,000 during the three and nine months ended October 31, 2012, respectively.

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

Indemnification

The Company may in the ordinary course of business agree to defend and indemnify some customers against legal claims that the Company’s products infringe on certain U.S. patents or copyrights. Certain of the Company’s employment agreements with its officers, arrangements with members of the board of directors and the Company’s Restated Certificate of Incorporation and Bylaws, also include indemnification provisions. The terms of such obligations may vary. To date, the Company has not been required to make any payments resulting from such infringement or director indemnifications and no amounts have been accrued for such matters.

6. Stockholders’ Equity

Common Stock

Shares of common stock authorized, issued and outstanding, as of October 31, 2013 and January 31, 2013 consist of the following:

	October 31, 2013		January 31, 2013
	Authorized	Issued and Outstanding	Authorized	Issued and Outstanding
Common stock	100,000,000	27,117,423	100,000,000	26,941,676

Shares of common stock reserved for issuance on an as-if converted basis is as follows as of October 31, 2013 and January 31, 2013:

	October 31, 2013	January 31, 2013
Exercise and vesting of stock-based awards	3,849,498	3,395,102
Available for grants	1,000,609	553,085
Exercise of common stock warrants	36,000	36,000

	4,886,107	3,984,187

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

7. Stock Option Plan

Stock Option Plans

The Company adopted its stock option plan in 2000 (the “2000 Plan”). Under the 2000 Plan, as amended, the Company was able to grant options to purchase up to 1,181,689 shares of common stock to certain employees, directors and consultants. Under the terms of the 2000 Plan, the Company may grant incentive stock options (“ISO”), nonstatutory stock options (“NSO”), common stock purchase agreements (“CSPA”) and stock purchase rights (“SPR”). Such awards are exercisable at prices generally equal to the fair value of the Company’s common stock at the date of grant, as determined by the board of directors. Awards granted under the 2000 Plan generally vest over four years with a six-month cliff period and may be exercised for a period of up to ten years. Vested options expire 30 or 90 days after termination of employment. In December 2010, the board of directors approved a decrease in the number of shares of common stock reserved for issuance under the 2000 Plan to 644,366 shares. No shares were available for future grant under the 2000 Plan as of January 31, 2013 and October 31, 2013, due to the adoption of the stock incentive plan described below.

The Company adopted the 2010 stock incentive plan (the “2010 Plan”) in June 2010. The 2010 Plan provides that only employees are eligible for the grant of ISOs and that employees, consultants and outside directors are eligible for the grant of NSOs. The 2010 Plan also allows for the grant of SPRs and restricted stock units (“RSU”). Awards granted under the 2010 Plan also generally vest over four years with a six-month cliff period and may be exercised for a period of up to ten years. Vested options expire 30 or 90 days after termination of employment. No shares were available for future grant under the 2010 Plan as of January 31, 2013 and October 31, 2013 due to the adoption of a new stock incentive plan as more fully described below.

The Company adopted the 2012 stock incentive plan (the “2012 Plan”) in June 2011, as amended in April 2012. The 2012 Plan provides that only employees are eligible for the grant of ISOs and that employees, consultants and outside directors are eligible for the grant of NSOs. The 2012 Plan also allows for the grant of SPRs, RSUs and other types of equity awards. Awards granted under the 2012 Plan also generally vest over four years with a twelve-month cliff period and may be exercised for a period of up to ten years. The vesting of awards granted under the 2012 Plan typically accelerates as to 25% of the then remaining unvested portion of the awards upon a change in control of the Company. Vested options expire 60 or 90 days after termination of employment. Shares of common stock reserved for issuance under the 2012 Plan consist of 553,085 and 1,000,609 shares as of January 31, 2013 and October 31, 2013, respectively. In addition, up to 3,500,000 shares subject to outstanding awards under the 2000 Plan or 2010 Plan that are subsequently forfeited or terminated for any reason before being exercised will be made available for issuance under the 2012 Plan. The number of shares that have been authorized for issuance under the 2012 Plan will be automatically increased on the first day of each fiscal year beginning in fiscal 2014 and ending in fiscal 2023, in an amount equal to the least of (i) 2,000,000 shares, (ii) 4% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year or (iii) another amount determined by the Company’s board of directors.

At the beginning of fiscal 2014, the board of directors ratified an increase in the number of shares authorized for issuance under the 2012 Plan based on 4% of the outstanding shares of the Company’s common stock on the last day of fiscal year 2013, or 1,077,667 shares.

The following table summarizes the stock-based award activity for the 2000 Plan, the 2010 Plan and the 2012 Plan during the nine months ended October 31, 2013:

	Shares Available For Grant	Stock Options, SPRs and CSPAs Outstanding	Weighted- Average Exercise Price	Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
January 31, 2013	553,085	3,133,026	$1.46	7.6	$2,782
Additional options authorized	1,077,667
Options granted	(629,419)	629,419	$2.72
RSUs granted	(121,950)
Options expired and forfeited	115,726	(115,726)	$4.10
RSUs expired	5,500
Exercised	—	(156,247)	$0.30

October 31, 2013	1,000,609	3,490,472	$1.65	7.7	$6,108

Vested and expected to vest- October 31, 2013		3,455,090	$1.64	7.7	$6,080

Vested- October 31, 2013		1,870,703	$1.16	6.8	$4,253

Stock Purchase Rights and Common Stock Purchase Agreements

The Company grants SPRs to its French employees, and in limited past instances, CSPAs to service providers in the U.S. The SPRs and CSPAs provide the holder with a note equal to the aggregate exercise price of the related options, therefore, allowing the holder to legally exercise the related options at the time of issuance for consideration of the notes. Generally, the SPRs and CSPAs are subject to a vesting period of four years with the Company retaining the right to repurchase unvested shares at the aggregate exercise price of the underlying options. In the event that a holder’s status as an employee ceases service for any reason, the notes and the related options are cancelled. As of both October 31, 2013 and January 31, 2013, 392,479 shares were subject to repurchase under the provisions of the SPRs and 97,464 shares were subject to repurchase under the provisions of the CSPAs.

The notes receivable issued to employees in conjunction with the SPRs and CSPAs are secured by the underlying shares and carry interest rates ranging from 2.1% to 5.9%. While the note terms indicate that they are full recourse, the Company has not pursued recourse in instances when a note receivable balance exceeds the fair value of the shares at the date of repurchase, and accordingly, the exercises of the SPRs and CSPAs has been considered to be non-substantive. Notes receivable relating to the SPRs and CSPAs are not recorded on the consolidated balance sheet due to the non-substantive exercise consideration. Accordingly, the SPRs and CSPAs have been accounted for as stock options and are included within outstanding stock options as of each period end.

Restricted Stock Units

The Company grants RSUs to employees, executives and directors of the Company. As of October 31, 2013 the Company had 359,026 RSUs outstanding.

Of the total RSUs outstanding, 229,076 are subject to service, market and performance-based vesting terms that include the requirement that the Company’s stock price exceed specified milestones relative to the Company’s stock price following the initial public offering and, in some cases, are subject to acceleration under certain circumstances, including a change in control. The Company uses a modified binary option pricing model (European call option) to establish the expected value of these RSUs.

During the three and nine month periods ended October 31, 2013, the Company recorded $46,000 and $168,000, respectively, of stock-based compensation related to RSUs with service, market and performance-based vesting. During the three and nine month periods ended October 31, 2013, the Company recorded $80,000 and $104,000, respectively, of stock-based compensation related to RSUs with only service-based vesting. A summary of the Company’s RSU activity for the nine months ended October 31, 2013 is presented below:

	RSUs Outstanding	Weighted Average Grant Date Fair Value
January 31, 2013	262,076	$8.08
Granted	121,950	2.46
Released	(19,500)	8.70
Cancelled and forfeited	(5,500)	8.84

October 31, 2013	359,026	$6.13

Stock-based Compensation

Total stock-based compensation expense during the three and nine months ended October 31, 2013 and 2012 was recognized in the consolidated statements of operations as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Cost of revenue	$1	$1	$3	$4
Research and development	34	25	87	104
Sales and marketing	109	125	285	405
General and administrative	487	517	1,323	1,598

Total stock-based compensation	$631	$668	$1,698	$2,111

The weighted average assumptions used to estimate the fair value of the Company’s employee stock options at the grant dates during the three and nine months ended October 31, 2013 and 2012 were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Expected term (in years)	6.25	6.25	6.25	6.25
Volatility	57%	57%	57%	57%
Risk-free interest rate	2.01%	1.16%	1.68%	1.20%
Expected dividend yield	0%	0%	0%	0%

As of October 31, 2013, total compensation costs not yet recognized for unvested stock option grants and unvested stock awards were $2.9 million and $366,000, which are expected to be recognized over the following 2.7 years and 1.2 years, respectively, based on their weighted average remaining vesting terms.

8. Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders during the three months and nine months ended October 31, 2013 and 2012 (in thousands, except for share and per share amounts):

	Three Months ended October 31,		Nine Months ended October 31,
	2013	2012	2013	2012
Net loss attributable to common stockholders	$(2,929)	$(5,567)	$(10,147)	$(12,082)
Shares used in computing net loss per share attributable to common stockholders, basic and diluted	27,116,388	26,920,518	27,096,605	22,451,471

Net loss per share attributable to common stockholders, basic and diluted	$(0.11)	$(0.21)	$(0.37)	$(0.54)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods ended October 31, 2012 and 2013 because including them would have been antidilutive:

	2013	2012
Stock options to purchase common stock	3,000,529	2,466,665
Shares purchased with notes (SPRs and CSPAs)	489,943	489,943
Common stock warrants	36,000	36,000
Restricted stock units	359,026	335,018

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

For the three and nine months ended October 31, 2013, we recorded an income tax provision of $129,000 and $176,000, respectively. For the three and nine months ended October 31, 2012, we recorded an income tax provision of $112,000 and $287,000, respectively. The 2012 income tax provision was comprised of foreign taxes as well as various state and local income taxes. The income tax provision for 2013 is primarily the result of various foreign and state and local income taxes, partially offset by the release during the first quarter of fiscal 2014 of a $205,000 reserve for an uncertain tax position related to our France entity due to the lapse in statute of limitations for the 2010 tax year.

In compliance with applicable guidance for accounting for uncertainty in income taxes, we had gross unrecognized tax benefits, which included provisions for estimated interest and penalties, of approximately $1.3 million as of October 31, 2013, and approximately $1.5 million as of October 31, 2012. If all of October 31, 2013 unrecognized tax benefits were recognized, $932,000 would impact the provision for income taxes, with the remainder resulting in adjustments to other tax accounts, primarily deferred taxes. The Company believes that it is reasonably possible that approximately $218,000 of its other remaining unrecognized tax benefits may be recognized within the 12 months beginning October 31, 2013, as a result of a lapse of statutes of limitations.

We recognize interest and penalties related to uncertain tax positions in income tax expense.

10. Segment Information

The Company’s solutions enable customers to deliver video services over broadcast, cable, internet, mobile and satellite networks. Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and evaluated by the chief operating decision maker in deciding how to allocate resources and assessing performance. The Company’s chief operating decision maker is its chief executive officer. The chief executive officer reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results beyond revenue goals or gross margins, or plans for levels or components below the consolidated unit level. Accordingly, the Company has a single reportable segment.

The Company’s revenue by geographic region, based on the location at which each sale originates, is summarized as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Americas	$4,586	$1,257	$13,434	$7,209
Asia Pacific	3,129	2,435	6,622	8,629
EMEA	3,992	3,527	10,660	15,561

Total	$11,707	$7,219	$30,716	$31,399

Included within the Americas total in the above table is revenue from sales originating in the U.S. of $3.9 million and $12.1 million during the three and nine months ended October 31, 2013, respectively, and of $0.7 million and $4.4 million during the three and nine months ended October 31, 2012, respectively.

The Company’s property and equipment, net, by geographic region is summarized as follows (in thousands):

	October 31, 2013	January 31, 2013
Americas	$1,747	$2,229
Asia Pacific	2	4
EMEA	2,354	2,770

Total	$4,103	$5,003

Customers representing 10% or greater of total revenue for the periods presented were as follows (in percentages):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Comcast Cable Communications	13%	*	17%		*
British Sky Broadcasting Ltd	*	15%	*		*
Increditek Inc.	15%	*	10%		*
Ericsson Television Ltd	*	11%	*	10%

*	Less than 10%

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

The geographic mix of our revenues during the three months ended October 31, 2013 compared to the same prior year period reflects improvement in spending by our service provider customers in North America and continued weakness in the EMEA and Asia Pacific regions which we attribute to the current global economic environment. We anticipate that our revenues will continue to be impacted by the economic environment, both globally and regionally, and our ability to continually improve our sales execution, particularly in North America.

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

Seasonality

Our business may be subject to seasonality, particularly in the first quarter of each fiscal year. A significant portion of our revenue comes from major service providers whose capital and operational spending are dependent on annual budget levels and timing of budgeting cycles. Therefore, we expect that a typical calendar year service provider will utilize the remainder of its budget towards the end of the year, postpone or slowdown spending during the first quarter of the following year as new projects are planned and the new fiscal budget is created, and resume spending thereafter as a function of the projects that are planned for the year. As a result, we would typically expect our revenue in the first quarter of our fiscal year to be even with or lower than our revenue in the preceding fourth quarter of our fiscal year. This seasonality in our business has been discernible in the past, but may become more pronounced as our business and the spending patterns of our service provider customers evolve.

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

Research and Development Expenses

Research and development expenses primarily consist of personnel, engineering, testing and compliance, facilities and professional services costs. We expense research and development costs as incurred. Research and development expenses are presented net of French government research tax credits. We continue to closely manage our existing research and development resources and intend to strategically invest in additional resources to add more functionality to our existing products and develop new products that support our overall company strategy.

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of personnel costs, sales commissions, travel costs, costs for marketing programs and facilities costs. We continue to closely monitor sales and marketing expenses and intend to augment our sales force in key areas to further expand our strategic relationships with current and future channel partners and direct customers.

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

Critical Accounting Policies, Judgments and Estimates

There have been no material changes to our critical accounting policies, judgments and estimates during the nine months ended October 31, 2013 from those disclosed in our 2013 Form 10-K.

Three and Nine Months Ended October 31, 2013 Compared to the Three and Nine Months Ended October 31, 2012

The following table presents our historical operating results and the changes in these results in dollars (in thousands) and as a percentage for the periods presented:

	Three Months Ended October 31,		$ Change	% Change	Nine Months Ended October 31,		$ Change	% Change
	2013	2012			2013	2012
Revenue:
Product	$9,384	$5,600	3,784	68%	$24,434	$26,146	(1,712)	-7%
Professional services and support	2,323	1,619	704	43%	6,282	5,253	1,029	20%

Total revenue	11,707	7,219	4,488	62%	30,716	31,399	(683)	-2%

Cost of revenue:
Product	3,524	2,221	1,303	59%	8,885	10,748	(1,863)	-17%
Professional services and support	555	327	228	70%	1,579	1,058	521	49%

Total cost of revenue	4,079	2,548	1,531	60%	10,464	11,806	(1,342)	-11%

Gross profit	7,628	4,671	2,957	63%	20,252	19,593	659	3%

Gross margin %	65%	65%		0%	66%	62%		4%
Operating expenses:
Research and development	2,491	2,057	434	21%	6,897	6,086	811	13%
Sales and marketing	5,014	5,167	(153)	-3%	14,955	16,538	(1,583)	-10%
General and administrative	2,939	2,964	(25)	-1%	8,434	8,694	(260)	-3%

Total operating expenses	10,444	10,188	256	3%	30,286	31,318	(1,032)	-3%

Loss from operations	(2,816)	(5,517)	2,701	-49%	(10,034)	(11,725)	1,691	-14%
Interest income, net	7	32	(25)	-78%	39	47	(8)	-17%
Other income (expense), net	9	30	(21)	-70%	24	(117)	141	-121%

Loss before provision for income taxes	(2,800)	(5,455)	2,655	-49%	(9,971)	(11,795)	1,824	-15%
Income tax provision	129	112	17	15%	176	287	(111)	-39%

Net loss	(2,929)	(5,567)	2,638	-47%	(10,147)	(12,082)	1,935	-16%

Revenue

Our total revenue increased by $4.5 million, or 62%, to $11.7 million during the three months ended October 31, 2013 from $7.2 million during the three months ended October 31, 2012. Product revenue increased $3.8 million primarily due to increased sales across all of our regions, particularly in North America, and were driven by large orders from our existing tier 1 service providers. We also attribute this increase to improvements in overall sales execution, growing market acceptance of software-based solutions for multiscreen video processing, and an increase in market demand compared to the same prior year period. Our professional services and support revenue increased primarily due to stronger sales of professional services and support renewals as well as the completion of more customer projects compared to the same prior year period.

Our total revenue decreased by $0.7 million, or 2%, to $30.7 million during the nine months ended October 31, 2013 from $31.4 million during the nine months ended October 31, 2012, primarily due to a decrease of $1.7 million in product revenue, offset by an increase of $1.0 million in professional services and support revenue. The decrease in product revenue was primarily due to decreased consumer demand for multi-screen video services in the EMEA and Asia Pacific regions, offset by increases in North America, resulting in lower overall sales of our IP video processing and distribution solution compared to the same prior year period. Despite the decrease in product revenue, our professional services and support revenue increased by $1.0 million, or 20%, mainly due to stronger sales of professional services and support renewals as well as the completion of more customer projects compared to the same prior year period.

Cost of Revenue and Gross Profit

Our gross margin percentage remained constant at 65% during the three months ended October 31, 2013 as compared to the three months ended October 31, 2012. Our product gross margin percentage increased from 60% to 62%, which was primarily due to more sales of our higher margin software-only products during the three months ended October 31, 2013. This was offset by a decrease in gross margin on professional services and support from 80% to 76%, which was due to an increase in headcount and consultants within our professional services organization. The gross margins were also impacted by an increase in the mix of product sales, which in the three months ended October 31, 2013, increased to 80% of revenues from 78% of revenues in the three months ended October 31, 2012.

Our gross margin percentage increased to 66% during the nine months ended October 31, 2013 from 62% during the nine months ended October 31, 2012. Our product gross margin percentage increased from 59% to 64%, which was primarily due to more sales of our higher margin software-only products during the nine months ended October 31, 2013. This was partially offset by a decrease in gross margin on professional services and support from 80% to 75%, which was due to an increase in headcount and consultants within our professional services organization. The gross margins were also impacted by a decrease in the mix of product sales, which in the nine months ended October 31, 2013, decreased to 80% of revenues from 83% of revenues in the nine months ended October 31, 2012.

Operating Expenses

Our operating expenses increased by $0.3 million, or 3%, to $10.4 million during the three months ended October 31, 2013 from $10.2 million during the three months ended October 31, 2012, while operating expenses decreased by $1.0 million, or 3%, to $30.3 million during the nine months ended October 31, 2013 from $31.3 million during the nine months ended October 31, 2012.

Research and Development Expenses

Research and development expenses increased $0.4 million, or 21%, to $2.5 million during the three months ended October 31, 2013 from $2.1 million during the three months ended October 31, 2012, primarily due to an increase of $0.5 million relating to salaries and related employee costs and consultants for strategic research and development activities during the period. These costs were partially offset by an increase in non-refundable French research grants of $0.1 million. Although we are devoting substantial resources to the development of additional functionality for our existing products and the development of new products, we are focusing on only deploying resources to activities that align with our overall corporate strategy. As we deploy such resources, we expect research and development expenses for the year ended January 31, 2014 to increase compared to the year ended January 31, 2013.

Research and development expenses increased by $0.8 million, or 13%, to $6.9 million during the nine months ended October 31, 2013 from $6.1 million during the nine months ended October 31, 2012, primarily due to an increase of $1.1 million relating to salaries and related employee costs and consultants for strategic research and development activities during the period. These costs were partially offset by an increase in the non-refundable French research grants of $0.3 million.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $0.2 million, or 3%, to $5.0 million during the three months ended October 31, 2013 from $5.2 million during the three months ended October 31, 2012, primarily due to a decrease of $0.2 million relating to a strategic reorganization of our sales force and reduction of certain marketing programs. We expect sales and marketing expenses for the year ended January 31, 2014 to remain substantially the same compared to the year ended January 31, 2013 as we continue to monitor our sales and marketing expenses to ensure they align with our overall corporate strategy.

Sales and marketing expenses decreased by $1.6 million, or 10%, to $15.0 million during the nine months ended October 31, 2013 from $16.5 million during the nine months ended October 31, 2012, primarily due to decreases of $0.7 million relating to a strategic reorganization of our sales force, $0.3 million resulting from a reduction of certain marketing programs, $0.5 million in third party sales commissions and $0.3 million in cost reductions in the Asia Pacific region.

General and Administrative Expenses

General and administrative expenses decreased by $25,000, or 1%, to $2.9 million during the three months ended October 31, 2013 from $3.0 million during the three months ended October 31, 2012, primarily due to a combined $0.3 million reduction in accounting related fees and bad debt expense, largely offset by increased legal and professional fees. We expect our general and administrative expenses for the year ended January 31, 2014 to remain substantially the same compared to the year ended January 31, 2013 as we continue to monitor our general and administrative expenses to ensure they align with our overall corporate strategy.

General and administrative expenses decreased by $0.3 million, or 3%, to $8.4 million during the nine months ended October 31, 2013 from $8.7 million during the nine months ended October 31, 2012, due to a decrease of $0.3 million in bad debt expense, $0.2 million in losses on disposals of assets in 2012 that did not recur in 2013 and $0.1 million in accounting related expenses resulting from improvements in our internal finance and accounting operations. The overall decrease was partially offset by an increase of $0.4 million in legal expenses and other professional fees.

Interest Income, net

Interest income net, decreased by $25,000, or 78%, from $32,000 during the three months ended October 31, 2012 to $7,000 during the three months ended October 31, 2013. The decrease was primarily due to lower interest income generated from our short-term investment account during the three months ended October 31, 2013 as the remaining portion of our portfolio matured and was retired in the three months ended October 31, 2013, while proceeds were not reinvested.

Interest income net, decreased by $8,000, or 17%, from $47,000 during the nine months ended October 31, 2012 to $39,000 during the nine months ended October 31, 2013. The decrease was primarily due to a decrease in amounts invested in higher yield short-term investments during the nine months ended October 31, 2013.

Other Income (Expense), net

Other income (expense), net, decreased by $21,000, or 70%, from income of $30,000 during the three months ended October 31, 2012 to income of $9,000 during the three months ended October 31, 2013. This change was primarily due to changes in realized and unrealized gains and losses on foreign currency during the three months ended October 31, 2013 compared to the three months ended October 31, 2012.

Other income (expense), net, increased by $141,000, or 121%, from expense of $117,000 during the nine months ended October 31, 2012 to income of $24,000 during the nine months ended October 31, 2013. This change was primarily due to changes in realized and unrealized gains and losses on foreign currency during the nine months ended October 31, 2013 compared to the nine months ended October 31, 2012.

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

Prior to the IPO, we funded our operations primarily with proceeds from issuances of convertible preferred stock and borrowings under our credit facilities. We raised an aggregate of $95.1 million, net of issuance cost, from the sale of our convertible preferred stock, including the conversion of convertible promissory notes. We also funded purchases of equipment and other general corporate services with proceeds from our borrowings under our credit facilities. We believe that our existing cash and cash equivalents as of October 31, 2013 will be sufficient to fund our operations and capital expenditures for at least the next 12 months. However, management may in the future elect to finance operations by utilizing our credit facilities or selling equity securities. If additional funding is required, there can be no assurance that additional funds will be available to us on acceptable terms on a timely basis, if at all, or that we will generate sufficient cash from operations to adequately fund our operating needs or sustain profitability. If we are unable to raise additional capital or generate sufficient cash from operations to adequately fund our operations, we will need to curtail planned activities to reduce costs. Doing so will likely have an unfavorable effect on our ability to execute on our business plan.

Cash Requirements

As of October 31, 2013, our cash and cash equivalents consisted of cash deposits and money market funds with a total amount of $49.9 million. We have not drawn on our revolving credit facility as of October 31, 2013 and the availability under this facility was $10.0 million subject to a borrowing base.

In November 2013, we issued an irrevocable standby letter of credit of $0.5 million against our revolving loan facility for a tender bond to be issued in connection with a customer proposal. As a result, our borrowing availability as of December 11, 2013 was $9.5 million. The irrevocable standby letter of credit expires on May 15, 2014.

Financial Condition (Sources and Uses of Cash)

Our cash flows during the nine months ended October 31, 2013 and 2012 are summarized as follows:

	Nine Months Ended October 31,
	2013	2012
	(in thousands)
Net cash used in operating activities	$(3,474)	$(12,107)
Net cash provided by (used in) investing activities	2,214	(19,178)
Net cash provided by (used in) financing activities	(97)	48,953

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

Cash used in operating activities of $3.5 million during the nine months ended October 31, 2013 reflected a net loss of $10.1 million, an increase in net operating assets of $2.5 million, non-cash charges of $2.2 million for depreciation and amortization and $1.7 million for stock-based compensation. The increase in net operating assets was primarily due to an increase of $2.5 million in accounts payable, accrued liabilities and accrued compensation, an increase of $2.3 million in deferred revenue and an increase of $2.3 million in accounts receivable. The decrease in operating cash relating to accounts receivable was primarily due to a higher concentration of sales with large customers where customary payment terms are often longer, while the increase in operating cash relating to accounts payable, accrued liabilities and accrued compensation primarily resulted from higher revenue and thus, more amounts due to our third-party contract manufacturer as well as higher sales commission and variable compensation. Deferred revenue increased during the nine months ended October 31, 2013 primarily due to an increase in projects subject to revenue deferral as well as more support contracts entered into during the current period.

Cash used in operating activities of $12.1 million during the nine months ended October 31, 2012 reflected a net loss of $12.1 million, a decrease in net operating assets of $4.8 million, non-cash charges of $2.0 million for depreciation and amortization, $2.1 million for stock-based compensation and $0.7 million in bad debt expense. The decrease in net operating assets was primarily due to a decrease of $2.7 million in accounts payable, accrued liabilities and accrued compensation, a decrease of $3.2 million in deferred revenue, an increase of $0.6 million in accounts receivable, a decrease of $1.2 million in deferred inventory costs and a decrease of $0.5 million in prepaid expenses and other current assets. The decrease in operating cash relating to accounts receivable was primarily due to an increase in our allowance for doubtful accounts due to higher concentration of sales in regions with more payment risk such as Asia, India and the Middle East, while the decrease in operating cash relating to accounts payable and accrued liabilities primarily resulted from lower revenues and thus, less amounts due to our third party contract manufacturer. Cash sources from changes in net operating assets and liabilities primarily consisted of $0.6 million in other non-current liabilities relating to our new research and development facility in Rennes and $1.2 million in deferred inventory costs. Operating cash relating to deferred revenue and deferred inventory costs decreased and increased, respectively, during the nine months ended October 31, 2012 primarily due to timing of revenue recognition as previously deferred transactions were recognized during the current nine month period.

Cash Flows from Investing Activities

During the nine months ended October 31, 2013, cash flows from investing activities consisted of net cash receipts of $3.5 million from the sales and maturities of corporate bond investments partially offset by capital expenditures amounting to $1.3 million, primarily for the purchase of equipment.

During the nine months ended October 31, 2012, our investing activities consisted of a $15.7 million net investment in commercial paper and corporate bonds and capital expenditures amounting to $3.5 million primarily for the purchase of equipment.

Cash Flows from Financing Activities

During the nine months ended October 31, 2013, cash used in financing activities was $97,000, due to repayments of French governmental research grants of $145,000 as more fully described in Note 4, offset by $48,000 in cash proceeds from the exercise of stock options.

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

Off-Balance Sheet Arrangements

As of October 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of October 31, 2013:

	Payments Due by Period
	Less Than 1			More Than
Contractual Obligations:	Year	1-3 Years	3-5 Years	5 Years	Total
	(in thousands)
Operating Lease obligations	$939	$1,609	$1,252	$1,734	$5,534
French Governmental research grant repayments	273	226			499
Uncertain tax positions	218	714			932

Total	$1,430	$2,549	$1,252	$1,734	$6,965

We outsource the manufacturing, assembly and testing of our encoding products to FutureQuest Incorporated (“FQ”). We generally do not use custom materials in our products and therefore, our obligation to FQ is limited to purchase orders. To the extent that we cancel a purchase order, we may purchase those components that FQ cannot otherwise utilize for re-deployment to other customers, but are not required to do so under our current contract. Our outstanding purchase orders with FQ are not material as of October 31, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Risk

Most of our sales are denominated in U.S. dollars, and therefore, our revenues are not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro relative to the U.S. dollar. We have a large research and development facility in France and pay our employees located in France in Euros. To date, we have not entered into any hedging contracts. During the three months ended October 31, 2013, a 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our expenses are denominated would have had an estimated impact of approximately $1.5 million on our financial position and results of operations.

Interest Rate Sensitivity

We had cash and cash equivalents of $49.9 million as of October 31, 2013. Our cash and cash equivalents are held primarily in cash deposits and money market funds, and our short-term investments held primarily in corporate bonds had all matured and we do not have any short-term investments as of October 31, 2013. We hold our cash, cash equivalents and short-term investments for working capital purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. During the three months ended October 31, 2013, a 10% appreciation or depreciation in overall interest rates would not have had a material impact on our interest income.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of October 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended October 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses since our inception, including net losses of $2.9 million and $5.6 million during the three months ended October 31, 2013 and 2012, respectively, and net losses of $10.1 million and $12.1 million during the nine months ended October 31, 2013 and 2012, respectively. As of October 31, 2013, we had an accumulated deficit of $105.9 million. These losses have resulted principally from lower sales compared to costs incurred in our research and development programs and sales and marketing programs. We may incur operating losses for at least the foreseeable future as a result of the expenses associated with the continued development and expansion of our business. Additionally, now that we are a public company, our general and administrative expenses have begun to increase due to the additional operational and reporting costs associated with being a public company. We may also increase our research and development expenses. Our ability to attain profitability in the future will be affected by, among other things, our ability to execute on our business strategy, the continued acceptance of our products, the timing and size of customer orders, the average sales prices of our products, the costs of our products, and the extent to which we invest in our sales and marketing, research and development, and general and administrative resources. If we are unable to attain profitability, our business would be harmed and our stock price could decline.

We rely on systems integrators, who serve as our channel partners, for a significant portion of our revenue, and disruptions to, or our failure to develop and manage, our relationships with these channel partners and the processes and procedures that support them could materially and adversely affect our business.

We generate a significant portion of our revenue through sales to channel partners, principally to assist us with the integration of our software-based solution with other third-party products to provide a tailored solution for the end-customer. Our aggregate revenue through sales to channel partners was $5.3 million and $3.9 million during the three months ended October 31, 2013 and 2012, respectively, and $13.3 million and $22.0 million during the nine months ended October 31, 2013 and 2012, respectively. We expect that these sales to channel partners will continue to generate a significant percentage of our revenue in the future. Accordingly, our future success is highly dependent upon establishing and maintaining successful relationships with a variety of channel partners.

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

Our operating results have fluctuated in the past and are likely to continue to fluctuate in the future, on an annual and a quarterly basis, as a result of several factors, many of which are outside of our control. For example, our revenue for the quarter ended October 31, 2013 was $11.7 million compared to $7.2 million for the quarter ended October 31 2012 due to a general increase in spending by our service provider customers, in particular in North America.

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

Historically, a majority of our revenue has been derived from relatively few customers. Sales to our ten largest customers during the nine months ended October 31, 2013 together accounted for approximately 58% of our total revenue. Sales to our ten largest customers during the nine months ended October, 2012 together accounted for approximately 50% of our total revenue. During the three months ended October 31, 2013, sales to two large customers accounted for 28% of our total revenue. During the three months ended October 31, 2012, sales to one large channel partner accounted for 10% of our total revenue. We expect to see continuing industry consolidation and customer concentration. At the same time, we are currently targeting large customer accounts, which if successful, could increase our concentration risk on an even smaller group of customers. This customer concentration increases our susceptibility to a slowdown in spending patterns and decreases in capital spending of our large target customers. As a slowdown in spending by our large target customers occurs, our operating results can experience a significant decline. Even if we are successful in selling a large volume of products to these large potential customers, we may not be able to continue to sell such large volumes to these customers due to the unpredictability in the timing and extent of customer purchases, which could cause our operating results to fluctuate significantly and decline.

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

Revenue derived from customers outside of the United States during the three months ended October 31, 2013 and 2012 represented 67% and 90% of our revenue, respectively, and during the nine months ended October 31, 2013 and 2012 represented 61% and 86% of our revenue, respectively. We expect that international revenue will continue to represent a substantial percentage of our revenue for the foreseeable future. Our international operations and our efforts to maintain and increase revenue in international markets are subject to a number of risks, which are generally greater with respect to emerging market countries, including the impact on our business and operating results of:

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

We currently intend to use the net proceeds received by us from the offering for working capital and general corporate purposes, including further expansion of our sales and marketing efforts, continued investments in research and development and for capital expenditures. Specifically, we intend to hire additional personnel to support the growth in our business. In addition, we may use a portion of the proceeds for acquisitions of complementary businesses, technologies or other assets. We have no agreements with respect to any material acquisitions at this time and we have not allocated specific amounts of net proceeds for any of these purposes. As of October 31, 2013, the net offering proceeds are invested in money market funds. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on April  25, 2012.

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
Erik E. Miller Chief Financial Officer (Principal Financial and Accounting Officer) Date: December 11, 2013