Form 10-K
period 2014-01-31
ENVIVIO INC
filed 2014-04-25
CIK 1174266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended January 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Based on the closing sale price of the Common Stock on the NASDAQ Global Market on July 31, 2013, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $57,669,186.

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding on April 15, 2014 was 27,151,150.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance. Forward-looking statements may include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or other wording indicating future results or expectations. Forward-looking statements are subject to risks and uncertainties, and actual events or results may differ materially. Factors that could cause our actual results to differ materially include, but are not limited to, those discussed under “Risk Factors” in this report and include:

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

OVERVIEW

We are a leading provider of software-based IP video processing and distribution solutions that enable the delivery of high-quality video to consumers. Based on our unique video compression and advanced video processing networking technologies, our solutions enable service providers and content providers to offer high-quality video anytime, anywhere, across a broad array of video formats, networks, consumer devices and operating systems. We refer to this video experience as TV without Boundaries and believe it is one of the fastest growing components of the video infrastructure market. Our software-based solutions run on industry-standard hardware and include encoders, transcoders and network media processors, all controlled through our network management system.

We enable service providers and content providers to deliver linear broadcast and on-demand video services to their customers via multiple screens, such as TV, tablets, smartphones, laptops, PCs and gaming devices. This high-quality video can be delivered to end users either across service providers’ managed networks or outside the boundaries of their networks over the open Internet, referred to as over-the-top, or OTT. Our customers include mobile and wireline telecommunications service providers, cable multiple system operators, or MSOs, direct broadcast satellite service providers, or DBSs, and content providers, which includes broadcasters and content publishers, owners, aggregators and licensees. We distribute our products and solutions globally through a network of channel partners, which includes leading telecommunications systems integrators throughout the world, as well as through our own direct sales force.

We differentiate our solutions by offering flexibility and scalability to our customers. Our software is pre-loaded on standards-based servers or deployed on IT-centric blade servers and can be pre-configured based upon each customer’s requirements. Our software-based products enable differentiated features and revenue-enhancing applications along with a high quality of experience and carrier-class reliability. We provide additional flexibility to our customers by offering continuous software enhancements and reconfigurations to adapt to the rapidly evolving consumer device landscape and our solutions conform to international telecommunications standards. In addition, we work closely with our network of technology partners to support a wide range of video platforms, formats and features.

Envivio was incorporated in Delaware on January 5, 2000. Our company is based in South San Francisco, California, with our research and development center located in the metropolitan area of Rennes, France, and we have a presence in Australia, Brazil, China, England, India, Japan, Singapore and the United Arab Emirates. We have sold our solution to over 300 end-customers to date in more than 50 countries. Our customers include the top global service providers: nine of the top ten global broadband service providers, which includes three of the top four U.S. cable service providers, and eight of the top ten global mobile service providers.

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

We believe the market for TV without Boundaries is driven by several key consumer trends, including the following:

•	Demand for quality—The emergence of new high definition, or HD, standards for broadcast TV, including UltraHD, the broad availability of cost-effective Blu-ray disc players, which is the HD standard for stored video, the increasing availability of HD and IP-connected smart TVs, and the availability of numerous HD Pay-TV services has resulted in consumers expecting and demanding a higher quality video experience. Mobile devices and tablets are also improving screen resolution to allow for the display of HD video to meet consumer demands. As a result of these trends, consumers increasingly demand higher definition video that is free from video artifacts, including re-buffering, blockiness and cut screen.

•	Demand for anytime access to video content—The availability of cost-effective digital video recorders (DVRs) enabling time-shifting as well as on-demand services offered by service providers has made consumers increasingly accustomed to accessing video content anytime they choose. Time-shifting catch-up TV and on-demand are features and services that allow consumers to choose when they watch video content that would otherwise only be available at fixed timeframes scheduled by the service provider.

•	Demand for anywhere access to video content—The proliferation of video-enabled mobile devices, such as tablets, smartphones, netbooks and laptops, is driving demand for video services irrespective of the consumer’s location.

•	Demand for advanced video services in the home—Video consumption growth is also occurring in the home. The rise in IPTV set top boxes and OTT set top boxes is expected to continue to drive demand.

As a result of these consumer trends, video consumption has moved beyond the home and a standard TV to an Internet-enabled TV, tablet, PC and mobile device, which we refer to as multi-screen video. In addition, the number of consumers who have access to high-quality video content is increasing as broadband devices and connections increase. These consumer trends raise new challenges impacting how service providers and content providers address the delivery of video services to consumers with the goal of providing high-quality content anytime, anywhere, on any device—TV without Boundaries.

KEY VIDEO MARKET SEGMENTS

Service providers and content providers are addressing evolving consumer demands for video through different market segments. The key video market segments include:

Digital Pay-TV (Managed Subscription Video and IPTV)—Digital Pay-TV is operated over a managed network and is characterized by a high quality of consumer experience and high standards of security, interactivity and reliability.

Mobile Video—The combination of advanced, user-friendly mobile devices coupled with the proliferation of 3G, 4G and Wi-Fi broadband networks, along with innovative business models that support the creation and deployment of video-enabled applications and services, has accelerated the demand for mobile video.

Over-the-Top Video—As more consumers obtain access to broadband connectivity around the world, it is now possible for broadcasters and content publishers, owners, aggregators and licensees to target consumers directly over the open Internet infrastructure with an acceptable video and service quality. OTT can be delivered through any broadband network, such as cable, DSL, 3G and Wi-Fi. Recently, content providers, such as Hulu and Netflix, have gained broad consumer adoption due to these trends. Many broadcasters and content owners, such as BBC, CBS and ESPN, and sports leagues, such as the NBA and MLB, have each created a very significant video presence online.

SERVICE PROVIDER AND CONTENT PROVIDER TRENDS

Service providers and content providers must continue to launch innovative new service offerings in order to address evolving consumer trends and video delivery models. Key trends have emerged that impact the way service providers and content providers operate.

•	Service providers—Traditional Pay-TV service providers, including MSOs and DBSs, have been challenged, first by traditional telecommunications service providers, who have gained market share from Pay-TV, and most recently by OTT providers, who have launched successful services, such as Apple iTunes, Amazon, Google, Hulu, Netflix and Vudu. Today most services providers offer some form of bundled services where consumers can enjoy a single service package and monthly bill covering broadband Internet, voice and video services, or triple play, and in addition are bundling mobile as a fourth service, or quad play. Service providers who also operate mobile networks can leverage their dual-network presence to offer innovative services. For example, Verizon launched My FiOS, an extension of its FiOS network, to its mobile subscribers. In reaction to this competitive threat, MSOs and DBSs are launching innovative services that deliver video content to PCs and mobile devices. For example, Time Warner Cable launched TWC TV, which allows Time Warner subscribers to control devices using an iPad or iPhone throughout the digital home, and watch live television on their iPad or iPhone as well. Broadband service providers have also been engaged in commercial battles with content delivery network service providers, such as Akamai, Level 3 and Limelight, and are starting to offer competing solutions for efficient video delivery on their own networks.

•	Content providers—Content providers include broadcasters and content publishers, owners, aggregators and licensors. As wireless and wireline broadband becomes more readily available, content providers of all types have adopted new business models to capitalize on the demand for video services as well as the direct access to consumers enabled by the Internet. Broadcasters and content owners, including Disney, BBC, ESPN and HBO, have broadened their means of distribution to consumers beyond the linear broadcast business model to include direct OTT distribution. In addition, new business models from emerging content providers, including Apple iTunes, Amazon, Google, Hulu, Netflix and Vudu, have circumvented traditional service provider and programmer distribution channels to reach consumers directly via OTT delivery. Those OTT providers compete with traditional service providers by offering aggressive pricing, à la carte services and innovative new advertising models.

LIMITATIONS OF EXISTING TECHNOLOGIES

Existing technologies designed to enable video delivery are largely either engineered solely for broadcast-centric applications serving standard TVs, or engineered solely for web delivery of content. Products designed only for broadcast-centric applications do not address the growing diversity of devices and networks, and products designed only for web delivery of content do not address the technical requirements of traditional broadcast TV or provide the quality, reliability and manageability expected by service providers. Although the video delivery models of service providers and content providers historically have had different demands, their offerings are converging in the marketplace. As a result of this convergence, service providers and content providers face challenges delivering high quality video to consumers on any device while supporting a wide array of video formats. In addition, service providers and content providers do not adequately address the complexities of the ever-changing video delivery landscape. As video delivery expands to multiple screens and formats, existing technologies are not optimized for the efficient delivery of this new trend of services.

Traditionally, service and content providers deployed point solutions to distribute video to each class of device. As these delivery models converge to meet evolving consumer demands for TV without Boundaries and to meet operators’ need to significantly scale their services, this silo approach to video delivery presents inherent limitations and increased costs for service and content providers. Traditional video delivery systems for service providers have focused on quality of experience without the need to address a wide array of network technologies or growing number of devices and operating systems. Current video delivery systems designed to address mobile and OTT video services have focused on addressing multiple network technologies and different devices and operating systems, without supporting traditional TV delivery or addressing the consumer demand for quality of experience. As these services converge and as service providers and content providers attempt to address the needs of their end users in a single solution, the delivery of video increasingly requires new architectures that can accommodate the delivery of high-quality video across multiple networks to multiple devices with the flexibility to adapt to a rapidly evolving market. In addition, solutions focused exclusively on OTT video delivery typically handle multiple devices, but often lack the quality, scalability and reliability that a service provider offering a subscription or ad-based premium video service requires.

THE ENVIVIO SOLUTION

Our software-based solution is capable of delivering a true converged multi-screen service across mobile, broadband and managed networks, allowing service providers and content providers to offer consumers the same high-quality experience across multiple devices and networks through a single converged solution. We utilize a unified software architecture to provide a flexible video delivery platform to service and content providers that can evolve with market needs. Our solution is designed to eliminate the need for separate point solutions for each screen so that service providers and content providers are able to benefit from scale and avoid the added costs of maintaining several hardware platforms and the related maintenance, redundancy, staff and support that they would otherwise incur with separate point solutions for each screen. We believe our solution offers the following key benefits to our customers:

•	Provides a high-quality video experience—We have designed a solution that enables the delivery of video to consumers to traditional TV and multiple screens while maintaining a high-quality video experience, delivered using MPEG-2, MPEG-4 AVC (H.264), HEVC (H.265) and advanced adaptive streaming technologies. Irrespective of whether video is delivered across mobile networks, managed video networks or OTT, our solution enhances the consumer’s experience by reducing video artifacts, including re-buffering, blockiness and cut screen. We believe the combination of our technological sophistication and the flexibility of our solution enables both service providers and content providers to deliver a high quality of experience to consumers who demand TV without Boundaries.

•	Addresses complexities of multi-screen video delivery—Our solution addresses the complexities of the service provider and content provider ecosystems by providing a platform to effectively enable the delivery of video over mobile and IP networks to a wide array of device and operating system combinations in a number of display formats and resolutions. We provide our solution on a single platform, which is easy to deploy, easy to maintain and simple to upgrade, or in an IT datacenter environment, rather than in a complex series of disparate point solutions.

•	Provides scale with carrier-class reliability—Our solution is designed to meet the stringent requirements of service providers and is highly reliable, highly scalable and meets top industry certifications.

•	Ingests and delivers video in a broad array of formats—Our software-based solution is compatible with all major video formats across all major codecs, resolutions, frame rates, bitrates and transport profiles. We accommodate the transport of video through different networks, such as broadband and mobile networks, or traditional cable and satellite broadcast networks. In addition, our converged video delivery solution transcodes content into a wide array of professional video formats, such as 3GPP, Adobe HTTP Dynamic Streaming, Apple HTTP Live Streaming, Microsoft Smooth Streaming and MPEG-DASH.

•	Leverages existing datacenter infrastructure for enhanced video delivery—As service providers are increasingly consolidating their network and IT infrastructure and deploying cloud-based services, they are looking for ways to reduce the number of hardware elements throughout their network. Using our proprietary software-based solution, service providers can leverage their existing datacenter infrastructure to deliver enhanced video services without having to deploy additional costly hardware elements.

•	Optimizes video distribution architecture—Our solution is designed to optimize bandwidth and to ensure that video is delivered to the consumer in a highly efficient manner. We allow service providers to send video using a single format across their network, irrespective of the number of target devices they want to reach. Our solution adapts video content at each edge location distributed throughout the network, eliminating the need to repetitively deliver the same video in different formats from the core of the network to the edge. Service providers, therefore, can operate much more efficiently by lowering bandwidth usage, lowering power consumption and reducing potential network bottlenecks and the associated costs.

•	Enables new service monetization—Our solution is also designed to allow paid or ad-supported services to be delivered to multi-screens. Our video content protection and linear ad-insertion technologies are tailored for multiple devices which allow service providers to offer subscription-based or ad-based business models for multiple devices.

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

CORE TECHNOLOGIES

We believe our portfolio of compression and distribution technologies is more advanced than those of our competitors. Our software platform is the foundation of our video processing and distribution products and incorporates the following core technologies:

•	Modular software architecture—Our core competencies are in developing advanced media compression and video over IP technologies, where we deliver a carrier grade, multi-screen solution. We accomplish this by leveraging our contribution to the MPEG-4 and HEVC standards and our rights to related patents. Our modular software architecture provides a common platform of capabilities and features that allows our products to perform critical video processing and distribution functions, including ingest, processing, packaging, protection, encryption, and ad insertion, network optimizations and monitoring. In addition, our software-based architecture allows customers to enable features or add capacity through the input of a simple security or license key.

•	Multi-core video compression—We have developed a patented set of video processing and compression algorithms designed to optimize performance on industry-standard, multi-core hardware chipsets. These algorithms are central to all of our encoder and transcoder products. Due to the evolution in the number and speed of CPU cores, our encoding products have constantly increased their transcoding capacity. We believe that our video compression technology is designed to optimize bandwidth utilization while maintaining the highest possible level of video quality. This allows for a reduction in the cost to deliver video, or an increase in the video quality at a specified network capacity.

PRODUCTS

Our unified video headend solution and unified delivery infrastructure for live and on-demand multi-screen video delivery are built on our encoding, transcoding and video distribution products. A headend is the hub of a television system at the central location of the network. The headend receives video feeds for multiple channels and transmits video to subscribers. Our product suite, which includes Muse, Halo, Envivio appliances and Guru (formerly 4Manager), enables video headends to be tailored by our customers to serve various combinations of tablets, mobile handsets, laptops, PCs, gaming systems and traditional or connected TVs.

Our hardware can be easily reconfigured by our customers to deliver content to consumers on a broad array of devices with additional software options that expand device support as new devices are introduced and add support for premium features and applications. Our suite of products consists of the following:

•	Envivio Muse™—Muse is our multi-screen software architecture designed for live or file-based video transcoding and distribution to multiple devices. It is designed to significantly improve efficiency and operations compared to architectures that require separate broadcast and multi-screen headend equipment. We have designed our Muse compression software to optimize live and on-demand workflows for video delivery commensurate with the characteristics of both legacy and current network infrastructures by encoding video input in multiple codecs, resolutions, bit rates and formats. Muse utilizes pre-processing techniques to clean and optimize video sources before encoding, and is designed to perform high-quality compression and content encryption to secure high-value content from the headend to the edge device that meets the requirements of content owners for quality, content protection and digital rights management. Muse is available on industry-standard blade servers or Envivio appliances and enables service providers running large-scale operations to leverage their existing datacenter infrastructure to deliver enhanced video services.

•	Envivio Halo™—Our Halo Network Media Processor performs final content processing and adaptation for consumer devices, including protected adaptive bitrate streams compatible with Apple iOS, Android and Microsoft Smooth Streaming enabled consumer devices. We introduced Halo to our customers in November 2010. Halo also enables advanced functionality such as ad insertion and content protection for mobile devices that facilitates service monetization and enables immersive end user experiences. Halo Network Media Processors can be added by network operators as needed, locally or distributed, to support new devices without impacting the headend. When launching a multi-screen service, Halo allows our customers to significantly reduce bandwidth usage on the network infrastructure.

•	Envivio appliances—Envivio offers a software-based approach to video compression and media processing, combining our Muse software with the power and performance capabilities of the latest generation Intel-based hardware platforms. Our standards-based appliances deliver video to mobile, PC and TV from a single platform. Various models of appliances are available.

•	Envivio Guru™—Our Guru (formerly 4Manager) network management system is specifically engineered to manage next generation video headends for mobile TV, OTT and IPTV, while continuing to support traditional broadcast distribution networks. Guru allows service providers to monitor and control all headend appliances with a simple yet comprehensive web-based user interface using a customizable layout. Guru is designed to maximize video headend availability and reliability by reporting system malfunctions and can automatically switch away from a defective unit, minimizing service disruption. This allows service providers to reduce operational costs and provide a high quality of service for their customers.

SERVICES

Customers can purchase services in support of our products, including:

•	On-site project assessment—We provide a complete review of content sources, existing systems and middleware to determine the proper interface and adaptation equipment necessary for our customer to deliver an optimized consumer quality of experience.

•	Systems integration—We configure all the equipment with our solution according to network design and plan. We can test and integrate additional third-party equipment and validate predefined use cases in our labs.

•	On-site delivery—We install all equipment and test the operational environment, including redundancy and system monitoring as well as administer technical training to validate predefined use cases in an operational environment.

•	Operational and customer support—We provide different grades of service level agreements and support contracts according to requirements.

RESEARCH AND DEVELOPMENT

Our investment in research and development is critical to our business as we seek to develop new video processing and delivery solutions and support emerging technology. Our research and development lab is located in the metropolitan area of Rennes, France, where we believe we have ample access to talented video engineers and can benefit from a cost-effective, stable workforce. We have assembled a team of 60 engineers, substantially all of whom are software engineers, as of January 31, 2014, with expertise in various fields, including video compression, IP video protocols and user interface. Our success in developing new products and solutions depends on a variety of factors, including market demand for new products, product performance, adequate manufacturing processes and effective sales and marketing efforts. Research and development expenses net of French research tax credits totaled $9.1 million, $7.6 million and $6.7 million for fiscal years 2014, 2013 and 2012, respectively.

SALES AND MARKETING

We sell our video delivery solutions to our customers indirectly through our channel partners, and directly through our internal sales force.

•	Channel sales—As part of our sales efforts, we have developed relationships with channel partners, primarily with large Tier-1 systems integrators, including telecommunications equipment manufacturers. As of January 31, 2014, we had over 20 active channel partnerships, including relationships with large telecommunications equipment providers throughout the world. We utilize our channel partners to assist with our sales to Tier-1 customers and to manage our sales into Tier-2 and Tier-3 customers. These channel partners often act as a general contractor for network deployments and will use our products to fulfill the video infrastructure elements of a deployment. We may seek to selectively add distribution partners, particularly in regions outside North America, to complement or expand our business.

•	Direct sales—Our direct sales team sells our products and solutions to service providers and content providers globally. As of January 31, 2014, we had a direct sales force consisting of 23 employees worldwide. Our direct sales force has historically been focused on cultivating and selling into large service providers in major international markets. Even when we are partnering with a systems integrator or other channel partner, our internal sales force directly markets to prospective end-customers and carefully articulates our product benefits as a key component of an end-to-end solution. We maintain meaningful relationships with large service providers and intend to grow our direct sales to become a larger portion of our total sales in the future.

Our marketing efforts are focused on building our brand awareness and qualifying sales leads for new and existing customers. We employ a team of marketing professionals and utilize our network of channel partners for additional marketing efforts. As of January 31, 2014, we had 15 marketing professionals globally. Our marketing team is responsible for branding, product marketing and managing our channel marketing programs. Our marketing team actively contributes to industry-related standards organizations, markets the Envivio brand at industry conferences and contributes to publications and other services to continuously promote our brand and products.

CUSTOMERS AND CHANNEL PARTNERS

We sell our video processing and delivery solution directly and indirectly through our channel partners to end-customers that include wireline and mobile telecommunications service providers, MSOs, DBSs, broadcasters and other content providers. An end-customer deployment of our solution can involve a varying amount of hardware and software depending on the size and requirements of the network. As of January 31, 2014, we had more than 300 end-customers in over 50 countries. Our customers include the top global service providers, including nine of the top ten global broadband service providers, which include three of the top four U.S. cable service providers, and eight of the top ten global mobile service providers.

In the 2014 fiscal year, one of our customers directly accounted for 18% of our total revenue. In the 2013 fiscal year, none of our customers accounted for more than 10% of our total revenue. In the 2012 fiscal year, one of our customers directly accounted for 19% of our total revenue.

We derived 35%, 13% and 29% of our revenue from sales to customers located in the United States in the fiscal years 2014, 2013 and 2012, respectively, and 65%, 87% and 71% of our revenue from international sales in the fiscal years 2014, 2013 and 2012, respectively. We derived 24%, 28% and 21% of our revenue from sales to customers located in the Asia Pacific region in the fiscal years 2014, 2013 and 2012, respectively. We derived 36%, 51% and 40% of our revenue from sales to customers located in EMEA region in the fiscal years 2014, 2013 and 2012, respectively.

MANUFACTURING, PRODUCTION AND SUPPLIERS

We outsource the manufacturing, assembly and testing of our products to FutureQuest Incorporated, a manufacturer located in California. All of our products are manufactured on a purchase order basis whereby we detail the types and quantities of each of our products to be manufactured and the associated delivery terms. We have predefined minimum quantities and lead times in our purchase orders to minimize any product supply shortages that we may encounter due to unexpected fluctuations in demand or manufacturing capacity. We believe that our manufacturing and logistics processes allow us to preserve our working capital, reduce manufacturing costs and optimize fulfillment while maintaining product quality and flexibility. Our operations group oversees the manufacturing process and maintains relationships with our manufacturing partner and other component suppliers. Historically, we have not experienced significant delays in fulfilling customer orders and we maintain a good track record of on-time delivery. In addition, we have not experienced any significant manufacturing capacity constraints. In the future, we may need to add manufacturing partners to satisfy our production needs.

We source the components included in our products from various suppliers. We have not historically had any material issues procuring desired quantities of components necessary for production as a majority are standard off-the-shelf components and are, therefore, typically neither susceptible to supply shortages nor to material lead times. However, any unpredicted reductions in the availability of components may require us to temporarily decrease our manufacturing output.

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

Currently, we compete with companies focused on more traditional broadcast delivery, including Harmonic Inc. We also compete with companies focused on multi-screen encoding, including Cisco Systems, Inc. (through its acquisition of Inlet Technologies LLC), Elemental Technologies and RGB Networks, Inc. (through its acquisition of RipCode, Inc.). Due to the evolving competitive landscape and growing market opportunity, we expect to encounter direct competition in the future from one or more larger traditional network infrastructure providers that may currently be one of our systems integrators, such as Google Inc. (through its acquisition of Motorola Mobility) and Ericsson AB. These network equipment companies may provide, as a package, encoding solutions in combination with the other equipment that they traditionally sell to service providers.

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

Conditions in our market could change rapidly as a result of technological advancements in video compression and delivery and from continuing market consolidation. The development of alternative technologies could decrease the demand for our products. We cannot be certain that we will be able to compete successfully against our current or future competitors, which may negatively affect our results of operations in the future.

INTELLECTUAL PROPERTY

Our intellectual property is a key element to the success of our business. We rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary confidentiality and other contractual protections. As of January 31, 2014, we had eight issued U.S. patents and five issued European patents. Our patents will expire on various dates from 2022 to 2028. In particular, we have patented key technologies related to the implementation of our Envivio appliances. The key patents that protect the optimal implementation of the MPEG-4 algorithms on a generic multi-core computer platform include the following patents that were all issued in the United States: (i) our patent covering image coding or decoding device and method involving multithreading of processing operations over a plurality of processors, and corresponding computer program and synchronization signal, which expires in 2024; (ii) our patent covering image encoding or decoding method and device, with parallelization of processing over several processors and coprocessors, and corresponding computer-readable storage medium, which expires in 2028; (iii) our patent covering multiple-reference motion estimation method and device, coding method and device, computer program products and corresponding storage means, which expires in 2025; and (iv) our patent covering method and device for detecting transitions in a video sequence, method and device for coding, computer program products and corresponding storage means, which expires in 2025. In addition, we have four patent applications pending in the United States and one patent application pending in Europe. We have rights to 12 patents licensed to us by France Telecom. We own the registered trademark for Envivio in the United States, Hong Kong and the European Community and have protection for the Envivio trademark through the Madrid Protocol in China, France, Japan and South Korea. We also have one trademark application pending with the U.S. Patent and Trademark office.

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

EMPLOYEES

As of January 31, 2014, our total headcount was 163 full-time employees. We had 60 research and development employees, 79 sales and marketing employees and 24 employees in general administration and human resources. As of January 31, 2014, our headcount was 46 employees in the United States, 96 in France, 11 in China and 10 throughout several other countries around the world.

None of our employees is represented by a labor union or is covered by a collective bargaining agreement. We have never experienced any work stoppages, and we consider our relations with our employees to be good.

FACILITIES

Our corporate headquarters is located at 400 Oyster Point Boulevard, Suite 325, South San Francisco, California in an office consisting of approximately 10,329 square feet. The lease for this office expires in December 2015. We also have an office in Denver, Colorado consisting of approximately 2,806 square feet. The lease for the Denver office expires in April 2017. In addition, we have a facility in the metropolitan area of Rennes, France consisting of approximately 31,000 square feet used primarily for research and development, sales and support. This lease expires August 31, 2021. We also have a representative office in Beijing, China. Additional sales and support functions are located in regional offices in Tokyo, Japan and Singapore. We believe that our current facilities are suitable and adequate to meet our current needs. We plan to add new facilities or expand our existing facilities as necessary. We do not foresee any issues finding available space to accommodate our future expansion plans.

INSURANCE

From time to time, our products may malfunction or have undetected errors. We have purchased insurance coverage to protect against specific claims related to the use of our products. We believe our current insurance coverage is adequate to protect against claims resulting from federal, state or local laws as well as to protect against shareholder lawsuits and other legal claims that may arise during the ordinary course of business.

LEGAL PROCEEDINGS

On October 5, 2012 a complaint captioned Wiley v. Envivio, Inc., et al. CIV-517185 was filed in the Superior Court of California, County of San Mateo, naming as defendants the Company, each of our directors, our chief executive officer, our chief financial officer, and certain underwriters of our IPO. The lawsuit purports to be a class action on behalf of purchasers of shares issued in the IPO and generally alleges that the registration statement for the IPO contained materially false or misleading statements. The complaint purports to assert claims under the Securities Act of 1933, as amended, and seeks unspecified damages and other relief. On October 19, 2012 a similar complaint captioned Toth v. Envivio, Inc. et al. CIV-517481 was filed in the same court. On November 2, 2012 defendants removed the cases to the United States District Court for the Northern District of California where they were assigned case numbers 12-cv-05637-CRB and 12-cv- 05636-CW. A similar complaint was filed in the United States District Court for the Northern District of California on December 20, 2012 entitled Thomas v. Envivio, Inc., et al. C 12-06464. The Wiley and Toth actions were subsequently remanded to the San Mateo Superior Court, where they are now pending, and the Thomas case was voluntarily dismissed without prejudice. On February 28, 2014, a complaint was filed in the United States District Court for the Northern District of California entitled Gary Silverberg v. Envivio, Inc. et al., Civil No. 14-cv-00933-PJH. The complaint purports to be on behalf of a class of purchasers of our securities between

April 25, 2012 and September 7, 2012. It names as defendants the Company and our chief executive officer and chief financial officer, and seeks unspecified damages and other relief for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. We are, at this time, unable to assess whether any loss or adverse effect on our financial condition is probable or remote or to estimate the range of potential loss, if any.

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

A substantial majority of our historical revenue has been derived from sales to telecommunications, cable and satellite service providers, as well as, more recently, emerging broadcast, media and Internet content providers. We expect that revenue from all of these markets will constitute a substantial majority of our revenue for the foreseeable future. Because many of our customers in these markets purchase our products in a cyclical manner in connection with the construction and upgrade of their architecture and systems, demand for our products depends on the magnitude and timing of capital spending by our customers. The capital spending of our target telecommunications, cable and satellite service provider customers have, in the past, slowed and caused a significant decline in our business levels and financial results. If this slowdown continues, our operating results and financial condition will continue to be negatively impacted in a significant manner. We currently have limited visibility into the spending patterns of our large target customers and cannot predict when these conditions will improve.

Our customers’ capital spending patterns are dependent on a variety of factors, including:

•	the impact of industry consolidation;

•	the overall demand for communications services and consumer acceptance of new video and data services;

•	competitive pressures, including pricing pressures;

•	access to financing;

•	general economic conditions;

•	the annual capital spending budget cycles of each of the industries that our customers serve;

•	federal, local and foreign government regulation of telecommunications and television broadcasting;

•	evolving industry standards and network architectures; and

•	discretionary consumer spending patterns.

In the past, specific factors contributing to reduced capital spending by our customers have included:

•	delays in the evaluation of new services, standards and system architectures by many operators;

•	emphasis by operators on generating revenue from existing customers, rather than from new customers through new construction or network upgrades;

•	a reduction in the amount of capital available to finance projects;

•	proposed and completed business combinations and divestitures by our customers and the length of regulatory review thereof; and

•	bankruptcies and financial restructuring of customers.

Further, we have a number of international customers to whom sales are denominated in U.S. dollars. The value of the U.S. dollar fluctuates significantly against many foreign currencies, which includes the local currencies of many of our international customers. If the U.S. dollar appreciates relative to the local currencies of our customers, then the prices of our products correspondingly increase for such customers. Such an effect could adversely impact the sale of our products to such customers and result in longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition in the affected countries. Conversely, if the U.S. dollar were to weaken against many major currencies, there can be no assurance that the weaker dollar would lead to growth in capital spending.

As a result of these capital spending issues, we may not be able to maintain or increase our revenue in the future, and our operating results, financial condition and cash flows could be materially and adversely affected.

We have incurred significant losses since inception and may continue to incur losses in the future.

Excluding our fiscal year 2012, when we recorded net income of $138,000, we have incurred significant losses since our inception, including net losses of $12.2 million and $16.9 million during fiscal 2014 and 2013, respectively. As of January 31, 2014, we had an accumulated deficit of $108.0 million. These losses have resulted principally from lower sales compared to costs incurred in our research and development programs and sales and marketing programs. We may incur operating losses for at least the foreseeable future as a result of the expenses associated with the continued development and expansion of our business. Additionally, now that we are a public company, our general and administrative expenses have begun to increase due to the additional operational and reporting costs associated with being a public company. We may also increase our research and development expenses. Our ability to attain profitability in the future will be affected by, among other things, our ability to execute on our business strategy, the continued acceptance of our products, the timing and size of customer orders, the sales prices of our products, the costs of our products, and the extent to which we invest in our sales and marketing, research and development, and general and administrative resources. If we are unable to attain profitability, our business would be harmed and our stock price could decline.

We rely on systems integrators, who serve as our channel partners, for a significant portion of our revenue, and disruptions to, or our failure to develop and manage, our relationships with these channel partners and the processes and procedures that support them could materially and adversely affect our business.

We generate a significant portion of our revenue through sales to channel partners, principally to assist us with the integration of our software-based solution with other third-party products to provide a tailored solution for the end-customer. Our aggregate revenue through sales to channel partners was $19.7 million, $26.8 million and $26.8 million during the fiscal years 2014, 2013 and 2012, respectively. We expect that sales to channel partners will continue to generate a significant percentage of our revenue in the future. Accordingly, our future success is highly dependent upon establishing and maintaining successful relationships with a variety of channel partners.

We do not have long-term contracts or minimum purchase commitments with any of our channel partners, and our contracts with these parties do not prohibit them from purchasing or offering products or services that compete with ours. Some of our competitors may have stronger relationships with certain of our channel partners than we do, and may also provide incentives to these customers to persuade them to favor our competitors’ products or, in effect, to prevent or reduce sales of our products. Our channel partners may independently choose not to purchase or offer our products. Some of our channel partners are small, are based in a variety of international locations and may have relatively unsophisticated processes. Any significant disruption to our sales to these channel partners, including as a result of an inability or unwillingness of these channel partners to continue purchasing our products, or their failure to properly manage their business with respect to the purchase of and payment for our products, could materially and adversely impact our business, operating results, financial condition and cash flows. Establishing relationships with new channel partners and training them in our solution requires significant time and resources. Our failure to continue to establish or maintain successful relationships with channel partners could likewise materially and adversely affect our operating results, financial condition and cash flows.

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

Some of the factors that may cause fluctuations in our operating results include:

•	the level and timing of capital spending of our customers, both in the United States and in foreign markets, due in part to their access to financing, including credit, for capital spending;

•	economic and financial conditions specific to the telecommunications, cable and satellite service providers, as well as broadcast, media and Internet content providers;

•	changes in market demand for our products or our customers’ services or products;

•	the timing and amount of orders, especially from significant customers;

•	increases and decreases in the number and size of the relatively large transactions, and projects in which we are involved, from quarter to quarter;

•	the timing of revenue recognition with respect to certain of our sales arrangements, which may include multiple deliverables and the timing of customer acceptance;

•	the impact of seasonality in our business, particularly in the first quarter of each fiscal year;

•	the timing of completion of our customers’ projects;

•	competitive market conditions, including pricing actions by our competitors;

•	the level and mix of our international revenue;

•	new product introductions by our competitors or by us;

•	changes in domestic and international regulatory environments affecting our business;

•	market acceptance of our new or existing products;

•	the impact of new revenue recognition accounting standards;

•	customers’ access to licensed content;

•	the evaluation of new services, new standards and system architectures by our customers;

•	the cost and availability to us of components and subassemblies;

•	the mix of our customer base, by industry, size, and sales channels;

•	the mix of our products sold and the effect it has on gross margins;

•	changes in our operating and extraordinary expenses, such as litigation expenses and settlement costs;

•	write-downs of inventory and investments;

•	the impact of applicable accounting guidance that requires us to record the fair value of stock options, restricted stock units and employee stock purchase plan awards as compensation expense;

•	changes in our effective tax rate, including as a result of changes in our valuation allowance against our deferred tax assets, changes in our effective state tax rates, including as a result of apportionment, and changes in our mix of domestic versus international revenue, as well as proposed amended tax rules related to the deferral of foreign earnings and compliance with foreign tax rules;

•	the impact of applicable accounting guidance on accounting for uncertainty in income taxes that requires us to establish reserves for uncertain tax positions and accrue potential tax penalties and interest;

•	the timing of any acquisitions and the financial impact of any such acquisitions;

•	the impact of applicable accounting guidance on business combinations that requires us to record charges for certain acquisition-related costs and expenses and generally to expense restructuring costs associated with a business combination subsequent to the acquisition date; and

•	general economic conditions.

We typically recognize a substantial portion of our quarterly revenue in the last month of the quarter. We establish our expenditure levels for product development and other operating expenses based on projected revenue levels for a specified period, and expenses are relatively fixed in the short term. Accordingly, even small variations in timing of revenue or revenue recognition, particularly with respect to large individual transactions, can cause significant fluctuations in operating results in a particular quarter.

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

Our encoding products are based on industry video compression standards, which can change rapidly. For example, encoding products based on the MPEG-2 compression standards are being increasingly replaced by encoding products based on newer standards, such as MPEG-4 AVC (H.264) and HEVC (H.265), that have been recently adopted and provide significantly greater compression efficiency, thereby making more bandwidth available to operators. The availability of more bandwidth is particularly important to those operators seeking to launch, or expand, HDTV services. We have developed and launched products, including HD encoders, based on these new standards in order to remain competitive, and are continuing to devote considerable resources to these efforts. As industry standards continue to evolve, however, we must continue to devote significant resources to address these evolving standards. Our efforts to address these evolving standards may not be successful in the future, or at all, and we may be unable to compete effectively in our target markets when new industry standards are established.

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

The sales prices of our products may decrease.

The sales prices for our products may decline for a variety of reasons, including competitive pricing pressures, a change in our mix of products, and the anticipation of the introduction of new products or promotional programs. The markets in which we compete are highly competitive and we expect this competition to increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse product offerings may reduce the price of products that compete with ours in order to promote the sale of other products or may bundle them with other products. For example, some of our large competitors who provide systems integration may offer video headends at very low prices or on a bundled basis. Furthermore, sales prices for our products may decrease over product life cycles. A decline in our sales prices in excess of our expectations may harm our operating results, financial condition and cash flows.

We expect gross margin to vary over time, and our level of gross margin may not be sustainable.

Our level of gross margin may not be sustainable and may be adversely affected by numerous factors, including:

•	changes in customer (including geographies) or product and service mix;

•	the introduction of new products;

•	our ability to reduce production costs;

•	increases in material or labor costs;

•	excess inventory, inventory holding charges and obsolescence charges;

•	the timing of revenue recognition and revenue deferrals;

•	changes in our distribution channels or arrangements with our channel sales partners;

•	level of competition;

•	increased warranty costs; and

•	inbound shipping charges.

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

Historically, a majority of our revenue has been derived from relatively few customers. Sales to our ten largest customers in our 2014 fiscal year together accounted for approximately 52% of our total revenue. Sales to our ten largest customers in our 2013 fiscal year together accounted for approximately 47% of our total revenue. In our 2014 fiscal year, sales to Comcast Corporation accounted for 18% of our total revenue. In our 2012 fiscal year, sales to Time Warner Cable Inc. accounted for 19% of our total revenue. We expect to see continuing industry consolidation and customer concentration. For example, on February 12, 2014, Comcast announced it would attempt to acquire Time Warner Cable. It is unclear, should it be successful, how this acquisition would impact our business with both of these significant customers, but it could have a negative impact on our sales to either or both companies while the two companies pursue the transaction and transition on to a combined entity. At the same time, we are currently targeting large customer accounts, which if successful, could increase our concentration risk to an even smaller group of customers. This customer concentration increases our susceptibility to a slowdown in spending patterns and decreases in capital spending by our large target customers. As slowdowns in spending by our large target customers occur, our operating results can experience significant declines. Furthermore, we may not be able to continue to sell such large volumes to these customers, which could cause our operating results to fluctuate significantly and decline.

Additionally, we do not enter into long-term contracts or purchase commitments with our customers, and we have no contractual arrangements for the future sales of our products to existing customers. We sell our solution by entering into purchase orders with our customers. The loss of one or more of our significant customers, any material reduction in orders by any significant customer, or our failure to qualify our new products with a significant customer could materially and adversely affect our operating results, financial condition and cash flows. In addition, we are involved in most quarters in one or more large individual transactions, including, from time to time, projects in which we act similar to a systems integrator. A decrease in the number of larger individual transactions in which we are involved in any quarter could adversely affect our operating results for that quarter.

We rely on a single third party to manufacture our products, and depend on this manufacturer for the supply and quality of our products.

We outsource the manufacturing of our products to a single manufacturer, FutureQuest Incorporated, and are, therefore, subject to the risk that our third-party manufacturer does not provide our customers with the quality and performance that they expect from our products. Our manufacturer may not view fulfilling our orders as a priority in the event it is constrained in its ability to fulfill all of its customer obligations in a timely manner. In addition, if we need to increase our manufacturing capacity beyond what our current manufacturer is able to provide, we may not be able to meet customer demand on a timely basis. If we are required, or we desire, to replace our manufacturer or add an additional manufacturer, we may need to expend a considerable amount of resources, time and money to locate another manufacturer, and as a result, we may experience a delay in our ability to meet customer demand during the transition process. We place manufacturing orders on a purchase order basis under the terms of a master agreement with our manufacturer. This agreement is limited to an initial term of one year, with an automatic renewal feature for additional one-year terms unless either party requests not to renew the agreement in writing at least 90 days prior to the end of the term. In addition, our manufacturer may terminate this agreement for any reason by providing us 120-days notice of termination. If we are unable to fulfill customer demand, we may lose revenue opportunities and our reputation could suffer. In addition, we must also predict the number of products that we will require. If we underestimate our requirements, our manufacturer may have inadequate materials and components required to produce our products. This could result in an interruption of the manufacturing of our products, delays in shipments and deferral or loss of revenue. Quality or performance failures of our products or changes in our manufacturer’s financial or business condition could disrupt our ability to supply quality products to our customers and thereby have a material and adverse effect on our operating results, financial condition and cash flows.

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

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, leading companies in the telecommunications industry have extensive patent portfolios. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights against us or our customers. Our suppliers and their customers, including us, may have similar claims asserted against them. Any future intellectual property litigation, regardless of its outcome, could result in substantial expense and significant diversion of the efforts of our management and technical personnel. An adverse determination in any such proceeding could subject us to significant liabilities, temporary or permanent injunctions, or require us to seek licenses from third parties or pay royalties that may be substantial. Furthermore, necessary licenses may not be available on terms satisfactory to us, or at all. An unfavorable outcome on any such litigation matter could require that we pay substantial damages or ongoing royalty payments or could prohibit us from selling certain of our products. Any such outcome could have a material adverse effect on our operating results, financial condition and cash flows.

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

We depend on our ability to protect our proprietary technology. We protect our proprietary information and technology through licensing agreements, nondisclosure agreements and other contractual provisions, as well as through patent, trademark, copyright and trade secret laws in the United States and through similar laws in other countries. These protections may not be available in all cases or may be inadequate to prevent our competitors from copying, reverse engineering or otherwise obtaining and using our technology, proprietary rights or products. In addition, third parties may seek to challenge, invalidate or circumvent our patents, trademarks, copyrights and trade secrets, or applications for any of the foregoing. Our competitors may independently develop technologies that are substantially equivalent, or superior, to our technology or design around our proprietary rights. In each case, our ability to compete could be significantly impaired.

We also rely on customary contractual protections with our customers, suppliers, distributors, employees and consultants, and we implement security measures to protect our trade secrets. We cannot assure that these contractual protections and security measures will not be breached, that we will have adequate remedies for any such breach or that our suppliers, employees or consultants will not assert rights to intellectual property arising out of such contracts.

In addition, our proprietary rights may not be adequately protected because the laws of other countries in which we market our products may offer little or no protection for our proprietary technologies.

To prevent substantial unauthorized use of our intellectual property rights, it may be necessary to prosecute actions for infringement or misappropriation of our proprietary rights against third parties. Any such action could result in significant costs and diversion of our resources and management’s attention, and there can be no assurance that we would be successful in such action. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights than we can. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing or misappropriating our intellectual property.

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

Our failure to obtain patents with claims of a scope necessary to cover our technology, or the invalidation of our patents, or our inability to protect any of our intellectual property, may weaken our competitive position and may materially and adversely affect our operating results, financial condition and cash flows.

Our products incorporate complex technology and may contain defects or errors, which could negatively affect the performance of our solution and could harm our reputation and adversely affect our business.

Our products incorporate complex technology that must operate with a significant number and type of devices and that attempt to run new and complex applications in a variety of environments that utilize different communication industry standards. Although our warranty expense has not been material historically, our products have contained and may in the future contain defects or errors. In some cases, these defects or errors have delayed the introduction of our new products. We may also be subject to liability claims for damages related to product errors or defects. While we carry insurance policies covering these types of liability claims, which we believe to be reasonable for the level of our business activity, these policies may not provide sufficient protection in the event of a liability claim. Moreover, errors in our products are most prevalent when new products are introduced into the market.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”) enacted in April 2012, and, for as long as we continue to be an “emerging growth company,” we intend to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an “emerging growth company” for up to five years, although, we will cease to be an “emerging growth company” upon the earliest of (i) our 2017 fiscal year, (ii) the first fiscal year after our annual gross revenue is $1 billion or more,

(iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (iv) the date on which we are deemed to be a “large accelerated filer” as defined in the Securities Exchange Act of 1934. We cannot predict if investors will find our common stock less attractive if we choose to continue to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the Jumpstart Our Business Startups (JOBS) Act, “emerging growth companies” can delay adopting new or revised accounting standards until such time as those standards apply to private companies. However, we have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”

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

We are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. While we were able to determine in our management’s report for our 2014 fiscal year that our internal control over financial reporting is effective as of January 31, 2014, there can be no assurance that material weaknesses in our financial reporting will not occur in the future. Since we are an “emerging growth company,” as defined by the JOBS Act and for as long as we maintain such status, we will not be required to include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. The absence of such a requirement to include an attestation report from our registered public accounting firm could impair our ability to detect weaknesses or errors in our internal control over financial reporting. In the event that our internal control over financial reporting is not effective in the future, we could be subject to one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits or other adverse actions requiring us to incur defense costs, pay fines, settlements or judgments and causing investor perceptions to be adversely affected and potentially resulting in a decline in the market price of our stock. Internal control deficiencies could also result in a restatement of our financial statements in the future or cause investors to lose confidence in our reported financial information, leading to a decline in our stock price. In addition, we will continue to incur significant expenses, and a significant amount of management’s attention will be consumed, in order to maintain our internal control over financial reporting and to remediate any weaknesses or deficiencies that may be identified in the future.

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

Revenue derived from customers outside of the United States during fiscal 2014, 2013 and 2012 represented 65%, 87% and 71% of our revenue, respectively. We expect that international revenue will continue to represent a similar substantial percentage of our revenue for the foreseeable future. Our international operations and our efforts to maintain and increase revenue in international markets are subject to a number of risks, which are generally greater with respect to emerging market countries, including the impact on our business and operating results of:

•	general economic conditions in international economies, which may adversely affect our customers’ capital spending;

•	changes in foreign government regulations and standards;

•	import and export license requirements, tariffs, taxes and other trade barriers;

•	fluctuations in currency exchange rates;

•	a significant reliance on distributors, resellers and other third parties to sell our products and solutions, particularly in emerging market countries;

•	difficulty in collecting accounts receivable, especially from smaller customers, particularly in emerging market countries;

•	compliance with the United States Foreign Corrupt Practices Act, or FCPA, and the Office of Foreign Asset Control regulations, particularly in emerging market countries;

•	the burden of complying with a wide variety of foreign laws, treaties and technical standards;

•	fulfilling “country of origin” requirements for our products for certain customers;

•	difficulty in staffing and managing foreign operations;

•	political and economic instability, including risks related to terrorist activity, particularly in emerging market countries;

•	changes in economic policies by foreign governments;

•	lack of basic infrastructure, particularly in emerging market countries;

•	availability of credit, particularly in emerging market countries;

•	impact of social and political unrest, particularly in the Middle East; and

•	impact of potential trade and banking sanctions upon a country, such as Russia, where we do business.

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

We have a significant research and development center in France and, in recent years, have increased headcount and development activity at this facility. Our research and development efforts and other operations in France involve significant risks, including:

•	difficulty hiring and retaining appropriate engineering personnel due to competition for such limited resources;

•	a disruption in relations with our employees;

•	fluctuations in currency exchange rates between the Euro and the U.S. dollar; and

•	compliance with regulatory requirements, including local employment regulations.

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

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and other various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results. In addition, the SEC has issued a draft of its multi-year strategic plan which considers whether a single set of high-quality global accounting standards is achievable. If such global accounting standards are found to be achievable and become required for U.S. issuers in their SEC filings, any such change could have a significant effect on our reported financial results.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below market expectations, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, allowances for doubtful accounts, accrued warranty liability, valuation of deferred inventory costs, useful lives of property and equipment, valuation of deferred tax assets and stock-based compensation.

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

Some of our customers have the right to require the source code of our products to be deposited into a source code escrow. Under certain circumstances, our source code could be released to our customers. The conditions triggering the release of our source code vary by customer, but include, among other things, breach of the applicable customer agreement, failure to provide required product support or maintenance, and if we are subject to a bankruptcy proceeding or otherwise fail to carry on our business in the ordinary course. A release of our source code would give our customers access to our trade secrets and other proprietary and confidential information.

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. Our existing NOLs may be subject to significant limitations arising from previous ownership changes. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382 of the Internal Revenue Code. Our net operating losses may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of the NOLs.

An economic downturn, in the United States and/or elsewhere in the world, may materially and adversely affect our operating results, financial condition and cash flows.

In the past, financial markets in the United States, Europe and Asia experienced extreme disruption, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments took unprecedented action intended to address extreme market conditions, such as the severe restrictions on credit and declines in real estate values. While these conditions did not impair our ability to access credit markets and finance operations, there can be no assurance that there will not be developments in other financial markets or other major economies that would have an adverse effect on our operating results. These economic developments affect our business in a number of ways. A tightening of credit in financial markets may adversely affect the ability of our customers and suppliers to obtain financing for significant purchases and operations, and could result in a decrease in demand for our products and services. Our customers’ ability to pay for our solution may also be impaired, which may lead to an increase in our allowance for doubtful accounts and write-offs of accounts receivable, reducing our cash flow.

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

The effective delivery of these services will depend, in part, on a variety of new network architectures, standards and equipment, such as:

•	video compression standards, such as MPEG-4 AVC (H.264) and HEVC (H.265), for both standard definition and high definition services;

•	delivery of high-speed services, such as fiber-to-the-premises, or FTTP, and digital subscriber line, or DSL, networks designed to facilitate the delivery of video services by telecommunications operators;

•	higher speed mobile technologies, such as LTE or 3G;

•	the further adoption of bandwidth-optimization techniques, such as switched digital video and DOCSIS 3.0; and

•	the introduction of new consumer devices, such as advanced set-top boxes, personal video recorders, or PVRs, and a variety of smartphones, such as the iPhone.

If the adoption of these emerging services or technologies is not as widespread or as rapid as we expect, or if we are unable to develop new products based on these technologies on a timely basis, our revenue will be materially and adversely affected.

Furthermore, other technological, industry and regulatory trends will affect the growth of our business. These trends include the following:

•	convergence, or the need of many network operators to deliver a package of video, voice and data services to consumers, including mobile delivery options;

•	the increasing availability of traditional broadcast video content on the Internet;

•	the further penetration of telecommunications operators into video service delivery;

•	the emergence of a viable mobile video content delivery standard;

•	efforts by regulators and governments in the United States and abroad to encourage the adoption of broadband and digital technologies;

•	increased consumer interest in 3D and 4K television and content;

•	the extent and nature of regulatory attitudes towards such issues as network neutrality, competition between operators, access by third parties to networks of other operators, local franchising requirements for telecommunications operators to offer video, and other new services, such as mobile video; and

•	the outcome of litigation and negotiations between content owners and service providers regarding rights of service providers to store and distribute recorded broadcast content, which outcomes may drive adoption of one technology over another in some cases.

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

Currently, we compete with companies focused on more traditional broadcast delivery, including Harmonic Inc. We also compete with companies focused on multi-screen encoding, including Cisco Systems, Inc. (through its acquisition of Inlet Technologies LLC), Elemental Technologies and RGB Networks, Inc. (through its acquisition of RipCode, Inc.). Due to the evolving competitive landscape and growing market opportunity, we expect to encounter direct competition in the future from one or more larger traditional network infrastructure providers that may be one of our systems integrators, such as Motorola Mobility and Ericsson AB. These network equipment companies may provide, as a package, encoding solutions in combination with the other equipment that they traditionally sell to service providers.

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

Our stock price may be volatile.

Our common stock has a limited trading history. The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, the closing sale price per share of our common stock on the NASDAQ Global Market was $3.90 on March 20, 2014 and $2.83 on April 7, 2014. Factors that may lead to volatility in our stock price include:

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

In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation could result in substantial costs and a diversion of our management’s attention and resources.

We have been named as a defendant in purported securities class action law suits. These, and other litigation could cause us to incur substantial costs and divert our attention and resources.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Companies such as ours in the high technology industry are particularly vulnerable to this kind of litigation due to the high volatility of their stock prices. On October 5, 2012, we were named, among other defendants, in a purported class action on behalf of purchasers of shares issued in our IPO that generally alleges that the registration statement for our IPO contained materially false or misleading statements. In February 2014, we were named, among other defendants, in another purported class action on behalf of purchasers of our shares between April 25, 2012 and September 7, 2012 alleging securities act violations. These and any future lawsuits to which we may become a party will likely be expensive and time consuming to investigate, defend and resolve, and will divert our management’s attention. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle lawsuits on similarly unfavorable terms, which could adversely affect our business, financial conditions, or results of operations.

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

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. These provisions include the following:

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

Our corporate headquarters are located at 400 Oyster Point Boulevard, Suite 325, South San Francisco, California. We also have an office in Denver, Colorado. In addition, we have a facility in the metropolitan area of Rennes, France used primarily for research and development, sales and support. We also have a representative office in Beijing, China. Additional sales and support functions are located in regional offices in Tokyo, Japan and Singapore. All of our facilities are leased, including our principal operations and corporate headquarters. Our leases, which expire at various dates through August 2021, are for an aggregate of approximately 47,000 square feet of space.

ITEM 3.	LEGAL PROCEEDINGS

On October 5, 2012 a complaint captioned Wiley v. Envivio, Inc., et al. CIV-517185 was filed in the Superior Court of California, County of San Mateo, naming as defendants the Company, each of our directors, our chief executive officer, our chief financial officer, and certain underwriters of our IPO. The lawsuit purports to be a class action on behalf of purchasers of shares issued in the IPO and generally alleges that the registration statement for the IPO contained materially false or misleading statements. The complaint purports to assert claims under the Securities Act of 1933, as amended, and seeks unspecified damages and other relief. On October 19, 2012 a similar complaint captioned Toth v. Envivio, Inc. et al. CIV-517481 was filed in the same court. On November 2, 2012 defendants removed the cases to the United States District Court for the Northern District of California where they were assigned case numbers 12-cv-05637-CRB and 12-cv-05636-CW. A similar complaint was filed in the United States District Court for the Northern District of California on December 20, 2012 entitled Thomas v. Envivio, Inc., et al. C 12-06464. The Wiley and Toth actions were subsequently remanded to the San Mateo Superior Court, where they are now pending, and the Thomas case was voluntarily dismissed without prejudice. On February 28, 2014, a complaint was filed in the United States District Court for the Northern District of California entitled Gary Silverberg v. Envivio, Inc. et al., Civil No. 14-cv-00933-PJH. The complaint purports to be on behalf of a class of purchasers of our securities between April 25, 2012 and September 7, 2012. It names as defendants the Company and our chief executive officer and chief financial officer, and seeks unspecified damages and other relief for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. We are, at this time, unable to assess whether any loss or adverse effect on our financial condition is probable or remote or to estimate the range of potential loss, if any.

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

MARKET PRICE OF COMMON STOCK

Envivio’s Common Stock is traded on the NASDAQ Global Market under the symbol ENVI, and has been listed on NASDAQ since Envivio’s initial public offering on April 25, 2012. The following table sets forth, for the periods indicated, the high and low sales price per share of the Common Stock as reported on the NASDAQ Global Market:

Fiscal Year Ended January 31, 2014	High	Low
Fourth Quarter	$4.05	$2.69
Third Quarter	$3.70	$2.31
Second Quarter	$2.65	$1.48
First Quarter	$1.95	$1.53

Fiscal Year Ended January 31, 2013	High	Low
Fourth Quarter	$2.18	$1.42
Third Quarter	$6.50	$2.11
Second Quarter	$9.25	$5.53
First Quarter (from April 25, 2012)	$9.88	$8.10

As of April 15, 2014, there were 1,508 holders of record of our Common Stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The closing sale price of our Common Stock on April 15, 2014 was $2.81 per share.

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

The following graph shows a comparison from April 25, 2012, through January 31, 2014 of the cumulative total return for our common stock (ENVI), the S&P 500 Index and the NASDAQ Composite Index. Such returns are based on historical results and are not intended to suggest future performance. The graph assumes that $100 was invested on April 25, 2012 in Envivio Common Stock or the index in on March 31, 2012. Data for the S&P 500 Index and the NASDAQ Composite Index assume reinvestment of dividends.

ITEM 6.	SELECTED FINANCIAL DATA

The following summary of historical financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended January 31,
	2014	2013	2012 (3)	2011	2010
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data
Revenue	$43,204	$39,099	$50,646	$30,004	$16,288
Cost of revenue (1)	14,610	14,993	18,492	11,504	7,482

Gross profit	28,594	24,106	32,154	18,500	8,806
Operating expenses:
Research and development (1)	9,141	7,589	6,728	5,152	4,908
Sales and marketing (1)	19,726	21,359	16,206	8,886	6,980
General and administrative (1)	11,595	11,730	8,561	6,449	5,309

Total operating expenses	40,462	40,678	31,495	20,487	17,197

Income (loss) from operations	(11,868)	(16,572)	659	(1,987)	(8,391)
Interest expense, net	43	84	(134)	(270)	(850)
Other income (expense), net	(12)	(72)	237	(61)	86

Income (loss) before provision for income taxes	(11,837)	(16,560)	762	(2,318)	(9,155)
Provision for income taxes	351	375	624	167	22

Net income (loss)	(12,188)	(16,935)	138	(2,485)	(9,177)
Deemed dividend on convertible preferred stock	—	—	—	(2,286)	—
Accretion of redeemable convertible preferred stock	—	—	(5)	—	—
Noncumulative dividends to convertible preferred stockholders	—	—	(133)	—	—

Net income (loss) attributable to common stockholders (2)	$(12,188)	$(16,935)	$—	$(4,771)	$(9,177)

Net income (loss) per share attributable to common stockholders, basic and diluted (2)	$(0.45)	$(0.72)	$—	$(0.58)	$(18.33)
Shares used in computing net income (loss) per share attributable to common stockholders, basic and diluted (2)	27,102,111	23,577,491	13,123,524	8,203,001	500,550

(1)	Includes employee stock-based compensation as follows:

	Year Ended January 31, 2013
	2014	2013	2012	2011	2010
Cost of revenue	$3	$5	$3	$37	$1
Research and development	122	129	89	71	6
Sales and marketing	372	583	279	65	17
General and administrative	1,847	2,116	1,279	578	21

Total stock-based compensation	$2,344	$2,833	$1,650	$751	$45

(2)	Please see Note 8 to our audited consolidated financial statements for an explanation of the calculations of our basic and diluted net income (loss) per share attributable to common stockholders.

(3)	We prospectively adopted new accounting guidance with respect to multiple element revenue arrangements for transactions entered into or materially modified on or subsequent to February 1, 2011.

	As of January 31,
	2014	2013	2012	2011	2010
Consolidated Balance Sheet Data:
Cash and cash equivalents	$47,873	$51,344	$27,405	$10,017	$4,330
Working capital (deficit)	44,489	54,237	19,179	2,283	(1,796)
Total assets	67,279	72,373	44,578	26,751	15,143
Warrant liability	—	—	103	196	83
Total debt	—	—	1,000	—	3,674
convertible preferred stock	—	—	47,764	31,421	65,465
Total stockholders’ equity (deficit)	45,676	55,561	(26,688)	(28,915)	(68,256)

Selected Quarterly Financial Data (unaudited, in thousands, except per share amount)

	Three Months Ended
	January 31, 2014	October 31, 2013	July 31, 2013	April 30, 2013	January 31, 2013	October 31, 2012	July 31, 2012	April 30, 2012
Revenue	$12,487	$11,707	$11,548	$7,462	$7,700	$7,219	$10,764	$13,416
Gross profit	8,341	7,628	7,904	4,721	4,514	4,671	6,641	8,280
Loss from operations	(1,834)	(2,816)	(2,356)	(4,862)	(4,835)	(5,517)	(4,071)	(2,149)
Net loss	$(2,041)	$(2,929)	$(2,479)	$(4,739)	$(4,853)	$(5,567)	$(4,278)	$(2,237)
Net loss per share of common stock, basic and diluted	$(0.08)	$(0.11)	$(0.09)	$(0.18)	$(0.18)	$(0.21)	$(0.16)	$(0.17)
Shares used in computing net loss per share of common stock, basic and diluted	27,118,399	27,116,388	27,109,942	27,061,498	26,931,071	26,920,518	26,913,125	13,322,309

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We are a leading provider of software-based IP video processing and distribution solutions that enable the delivery of high-quality video to consumers. Based on our unique video compression and advanced IP video networking technologies, our solution is designed to enable service providers and content providers to offer high-quality video anytime, anywhere across a broad array of video formats, networks, consumer devices and operating systems. Our software-based solution runs on industry-standard hardware and includes encoders, transcoders, network media processors, all controlled through our network management system.

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

Our software-based approach to developing a flexible solution while delivering high-quality video has led to the development of several key products throughout our history. In 2001, we completed our first product based on the MPEG-4 standard. In 2002, we developed our first MPEG-4 webcasting system, which allowed us to address the enterprise market. In 2003, we deployed a news video contribution system in MPEG-4, which allowed us to address the need to transmit low bitrate video for real-time news gathering. In 2004, our first H.264 live transmission over satellite was successful, which allowed us to address the needs of satellite providers looking to deliver low bitrate video over satellite. We focused on our expansion into Asia in 2005 by providing the IPTV system for a service provider in China and a mobile digital TV service provider in Japan. In 2007, we developed our first all IP-based headend, an innovative and cost-reducing design for consumer video distribution, and our first AVS encoder, which allowed us to address the expanding video services market in China. In 2008, we introduced the world’s first three-screen convergence encoder, which enabled operators to deliver video to three screens (mobile, PC and TV) from a single product. In 2010, we introduced 3D TV support with multi-video encoding standard on our C4 encoder, as well as support for the expanding set of mobile and web streaming formats. In November 2010, we launched a new class of product, a network media processor, which we call Halo, which enables the optimization of networks for distribution of multi-screen, multi-format video. In December 2011, we released Muse, our new multi-screen software designed for live or file-based video transcoding and distribution to any device. In September 2012, we introduced the 4Caster G4 encoding appliance for the Muse software-based encoder family which offers more density compared to the previous platform, with the potential for further density improvements. In March 2013, we introduced our early access program for HEVC encoding, based on the latest compression standard, HEVC (H.265), which can deliver up to 50% bandwidth improvement compared to MPEG-4 AVC. Our Halo™ Experience Server, which we announced in April 2013, is an innovative new multi-screen technology that allows operators to further personalize the user experience based on individual viewer requests. In September 2013, Envivio also publicly demonstrated 4K Ultra HD compression using Muse encoders for the first time. Ultra HD provides high video quality with up to four times as many pixels as 1080p HDTV, twice the frame rate, and a broader color range with the new BT 2020 standard.

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

Our products and support services are sold worldwide, either through systems integrators, which serve as our channel partners or directly through our internal sales force. Our channel partners assist us with the sales process, systems integration, deployment and support. We employ a sales force that is responsible for managing our relationships with our channel partners within each geographic territory in which we market and sell our products. To a lesser extent, we also sell our products and support services directly to end-customers. In many cases, even when we sell our products through channel partners, we market and work directly with the end-customer to promote our products.

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

We believe the combination of the increased availability of video-enabled connected devices combined with the evolution of the network infrastructure will, in turn, drive service providers and content providers to seek flexible solutions to deliver video to consumers that can continue to adapt to changing formats, networks and devices, while maintaining the highest possible video quality.

Competitive Environment and Geographic Mix

The market for our products is competitive and our gross margin is impacted by the level of competition we face and the geographic mix of product sales worldwide. We face significant competition in selling our solution. In any given sales opportunity, the level of competition we face could impact our gross margin. In addition, our gross margin may be impacted by the location of our target customer as different geographic regions have different pricing environments based on customer expectation, business models and our customers’ revenue opportunity from the services we enable. For example, we typically experience lower sales prices in the Asia-Pacific region. We anticipate that our geographic mix will continue to fluctuate in the future from quarter to quarter, which could impact our future gross margin.

Evolution of Hardware Platform

We utilize industry-standard hardware, and therefore, are able to leverage the evolutionary increase in computing power in each new generation of hardware. In the past, this has allowed us to increase the number of video streams at a given resolution with each new hardware platform, and we expect this to continue. This increase in performance may offset any potential decline in the sales prices of the prior generation of our solution.

Seasonality

Our business may be subject to seasonality, particularly in the first quarter of each fiscal year. A significant portion of our revenue comes from major service providers whose capital and operational spending are dependent on annual budget levels and timing of budgeting cycles. Therefore, we expect that a typical calendar year service provider will utilize the remainder of its budget towards the end of the year, postpone or slowdown spending during the first quarter of the following year as new projects are planned and the new fiscal budget is created, and resume spending thereafter as a function of the projects that are planned for the year. As a result, we would typically expect our revenue in the first quarter of our fiscal year to be even with or lower than our revenue in the preceding fourth quarter of our fiscal year. This seasonality in our business has been discernible in the past, but could become more pronounced as our business and the spending patterns of our service provider customers evolve.

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

Interest Income (Expense), net

Interest income (expense), net, consists primarily of interest income from our cash, cash equivalent and short-term investment balances held during the fiscal year and interest expense when we have balances related to our line of credit.

Other Income (Expense), net

Other income (expense), net, consists primarily of charges due to fluctuations in foreign exchange rates on receivables and payables denominated in currencies other than the U.S. dollar. The foreign currency transaction gains and losses relate to transactions that are exercised in a different currency than the respective functional currency of the Company’s subsidiaries.

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

We recognize revenue only when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable. We evaluate each of these criteria as follows:

•	Evidence of an arrangement—We generally use contracts and customer purchase orders to determine the existence of an arrangement.

•

Delivery—We consider delivery to occur when title has been transferred, except in instances where final acceptance of the product, system or solution is specified by the customer. In these instances, we defer revenue until all acceptance criteria have been met. In the case of electronic delivery of the licensed software, title transfers when the customer is given access to download the software. Delivery for professional services is considered to occur when such services have been completed.

•	Fixed or determinable fee—We assess whether fees are fixed or determinable at the time of sale. We only consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment. Our payment terms may vary based on the country in which the agreement is executed and the credit standing of the individual customer, among other factors. If the arrangement fee is not fixed or determinable, we recognize revenue as amounts become due and payable.

•	Collection is deemed probable—We deem collection to be probable if we expect that the customer will be able to pay amounts under the arrangement as payments become due. If we determine that collection is not probable, we defer the recognition of revenue until we actually collect cash from the customer.

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

For transactions entered into prior to February 1, 2011, the adoption date of the amended revenue standards, we allocated revenue for arrangements with multiple deliverables, such as sales of our solution with software that include support, training or other professional services, to the delivered elements of the arrangement using the residual value method based on VSOE of fair value of the undelivered items. VSOE of fair value for undelivered elements is determined based upon prices paid by the customers for the separate renewal or sales of such services.

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

For transactions entered into before February 1, 2011, we also recorded deferred revenue for arrangements that included our professional services because we had not established VSOE for these services. In these arrangements, we deferred the revenue from the entire arrangement until the professional services were delivered, which typically ranged from approximately two weeks to three months after delivery of the products. For transactions entered into or materially modified on or after February 1, 2011, revenue is only deferred for the portion of the arrangement relating to undelivered services and support and maintenance or when there is a term or condition that precludes revenue recognition such as a right of refund or customer acceptance provision.

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

We account for stock options issued to non-employees based on the estimated fair value of the awards determined using the Black-Scholes option-pricing model. The fair value of the equity awards granted to non-employees is remeasured as the awards vest, and the resulting change in value, if any, is recognized as expense during the period the related services are rendered.

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

We will continue to use judgment in evaluating the expected volatility, expected terms and forfeiture rates utilized for our stock-based compensation calculations on a prospective basis. As we continue to accumulate additional historical data related to our common stock, our expected volatility, expected terms and forfeiture rates could materially impact our future stock based compensation expense.

Our stock-based compensation expense for our stock-based awards was $2.3 million, $2.8 million and $1.7 million for the years ended January 31, 2014, 2013 and 2012, respectively.

See Note 7 of our consolidated financial statements for additional information.

Allowance for Doubtful Accounts

We record a provision for doubtful accounts based on historical experience and a detailed assessment of the collectability of our accounts receivable. To assist with the estimate, our management considers, among other factors, the aging of the accounts receivable, including trends within the age of the accounts receivable, our historical write-offs, credit-worthiness of each customer, the economic conditions of the customer’s industry and general economic conditions. In cases where we become aware of circumstances that may impair a specific customer’s ability to meet their financial obligations to us, we record a specific allowance against amounts due from the customer, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. There is significant judgment involved in estimating the allowance for doubtful accounts.

Income Taxes

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We make these estimates and judgments about our future taxable income that are based on assumptions that are consistent with our future plans. As of January 31, 2014, we had recorded a full valuation allowance on our net deferred tax assets due to uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future. These deferred tax assets primarily consist of net operating loss carry-forwards. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

With the exception of fiscal 2012, we have incurred operating losses since inception, and, accordingly, we have not recorded significant provisions for income taxes for any of the periods presented. Accordingly, there have not been significant changes to our provision for income taxes and we do not expect any significant changes until we are no longer incurring losses.

As of January 31, 2014, we had federal net operating loss carry-forwards of $72.5 million and state net operating loss carry-forwards of $55.8 million. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. If not utilized, the federal net operating loss carry-forwards will begin to expire in 2021 and the state net operating loss carry-forwards will begin to expire in 2014. Utilization of these net operating loss carry-forwards may be subject to an annual limitation due to applicable provisions of the Internal Revenue Code, and state and local tax laws if we have experienced an “ownership change” in the past, or if an ownership change occurs in the future.

We regularly review our tax positions and for benefits to be realized, a tax position must be more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is more likely than not to be realized upon settlement. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. Through January 31, 2014, approximately $50,000 of interest and penalties associated with unrecognized tax benefits has been recognized.

RESULTS OF OPERATIONS

Fiscal Year Ended January 31, 2014 Compared to the Fiscal Year Ended January 31, 2013

The following table presents our historical operating results and the changes in these results in dollars (in thousands) and as a percentage for the periods presented:

	Year Ended January 31,		$ Change	% Change
	2014	2013
Revenue:
Product	$34,488	$32,022	2,466	8%
Professional services and support	8,716	7,077	1,639	23

Total revenue	43,204	39,099	4,105	10

Cost of revenue:
Product	12,342	13,510	(1,168)	(9)
Professional services and support	2,268	1,483	785	53

Total cost of revenue	14,610	14,993	(383)	(3)

Gross profit	28,594	24,106	4,488	19

Gross profit %	66%	62%		4
Operating expenses:
Research and development	9,141	7,589	1,552	20
Sales and marketing	19,726	21,359	(1,633)	(8)
General and administrative	11,595	11,730	(135)	(1)

Total operating expenses	40,462	40,678	(216)	(1)

Loss from operations	(11,868)	(16,572)	4,704	(28)
Interest income, net	43	84	(41)	(49)
Other expense, net	(12)	(72)	60	(83)

Loss before provision for income taxes	(11,837)	(16,560)	4,723	(29)
Income tax provision	351	375	(24)	(6)

Net loss	(12,188)	(16,935)	4,747	(28)

Revenue

Our total revenue increased by $4.1 million, or 10%, to $43.2 million for the year ended January 31, 2014 from $39.1 million for the year ended January 31, 2013, due to an increase in $2.5 million in product revenue and an increase of $1.6 million in our professional services and support revenue. The increase of product revenue was primarily due to increased sales volume in North America, and was driven by large orders from our existing tier 1 service providers. We also attribute this increase to improvements in overall sales execution, growing market acceptance of software-based solutions for multiscreen video processing, and an increase in market demand compared to the prior year. Our professional services and support revenue increased primarily due to an increase in our install base as well as the completion of more customer projects compared to the prior year.

Cost of Revenue and Gross Profit

Our gross margin percentage increased from 62% during the year ended January 31, 2013 to 66% during the year ended January 31, 2014. Our product gross margin percentage increased from 58% to 64%, which was primarily due to more sales of our higher margin software-only products during the year ended January 31, 2014. This was offset by a decrease in gross margin on professional services and support from 79% to 74%, which was due to an increase in headcount and consultants within our professional services organization.

Operating Expenses

Our operating expenses decreased by $0.2 million, or 1%, to $40.5 million for the year ended January 31, 2014 from $40.7 million for the year ended January 31, 2013.

Research and Development Expenses

Research and development expenses increased by $1.6 million, or 20%, to $9.1 million for the year ended January 31, 2014 from $7.6 million for the year ended January 31, 2013. Research and development expenses increased primarily due to an increase of $2.1 million in personnel-related expenses for additional engineering headcount, including contractors to supplement and support existing personnel for certain research and development activities. These costs were mainly offset by an increase in non-refundable French research grants of $0.7 million. Although we are devoting substantial resources to the development of additional functionality for our existing products and the development of new products, we are focusing on only deploying resources to activities that align with our overall corporate strategy. We expect research and development expenses to increase for the year ended January 31, 2015 compared to the year ended January 31, 2014.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $1.6 million, or 8%, to $19.7 million for the year ended January 31, 2014 from $21.4 million for the year ended January 31, 2013, primarily due to a decrease of $0.7 million from a strategic reorganization of our sales force, $0.5 million less in sales commissions to third parties, a decrease in certain marketing programs of $0.4 million and a reduction in consultants and employee related costs of $0.3 million in our Asia Pacific region. These were offset by increases of $0.7 million relating to expansion of our professional services organization. We expect sales and marketing expenses for the year ended January 31, 2015 to remain substantially the same compared to the year ended January 31, 2014 as we continue to monitor our sales and marketing expenses to ensure they align with our overall corporate strategy.

General and Administrative Expenses

General and administrative expenses slightly decreased by $0.1 million, or 1%, to $11.6 million for the year ended January 31, 2014 from $11.7 million for the year ended January 31, 2013, primarily due to a $0.3 million reduction in stock based compensation, $0.1 million decrease in consulting and a professional fees and a $0.4 million decrease in travel and other expense, largely offset by a $0.4 million increase in bonus expense, a $0.2 million increase in insurance expense and $0.2 million increased in bad debt expense. We expect our general and administrative expenses for the year ended January 31, 2015 to remain substantially the same compared to the year ended January 31, 2014 as we continue to monitor our general and administrative expenses to ensure they align with our overall corporate strategy.

Interest Income, net

Interest income, net, decreased by $41,000, or 49%, from $84,000 in the 2013 fiscal year to $43,000 in the 2014 fiscal year. The decrease was primarily due to lower interest income generated from our short-term investment account for the year ended January 31, 2014 as the remaining portion of our portfolio matured and was retired during the period, while proceeds were not reinvested.

Other Expense, net

Other expense, net, decreased by $60,000, or 83%, from $72,000 in the 2013 fiscal year to $12,000 in the 2014 fiscal year. This change was primarily due to a change in our foreign currency gain or loss from a loss of $46,000 during the year ended January 31, 2013 to a gain of $8,000 during the year ended January 31, 2014.

Fiscal Year Ended January 31, 2013 Compared to the Fiscal Year Ended January 31, 2012

The following table presents our historical operating results and the changes in these results in dollars and as a percentage for the periods presented:

	Year Ended January 31,		$ Change	% Change
	2013	2012
Revenue:
Product	$32,022	$46,113	(14,091)	(31)%
Professional services and support	7,077	4,533	2,544	56

Total revenue	39,099	50,646	(11,547)	(23)

Cost of revenue:
Product	13,510	16,989	(3,479)	(20)
Professional services and support	1,483	1,503	(20)	(1)

Total cost of revenue	14,993	18,492	(3,499)	(19)

Gross profit	24,106	32,154	(8,048)	(25)

Gross profit %	62%	63%		(1)
Operating expenses:
Research and development	7,589	6,728	861	13
Sales and marketing	21,359	16,206	5,153	32
General and administrative	11,730	8,561	3,169	37

Total operating expenses	40,678	31,495	9,183	29

Income (loss) from operations	(16,572)	659	(17,231)	(2,615)
Interest income (expense), net	84	(134)	218	(163)
Other income (expense), net	(72)	237	(309)	(130)

Income (loss) before provision for income taxes	(16,560)	762	(17,322)	(2,273)
Income tax provision	375	624	(249)	(40)

Net loss	(16,935)	138	(17,073)	(12,372)

Revenue

Our total revenue decreased by $11.5 million, or 23%, to $39.1 million for the year ended January 31, 2013 from $50.6 million for the year ended January 31, 2012, primarily due to a decrease of $14.1 million in product revenue, slightly offset by an increase of $2.5 million in our professional services and support revenue. The decrease in product revenue was primarily due to decreased spending from our existing service provider customers for multi-screen video services, with a majority of the decline coming from the Americas and Western Europe. We attributed the slowdown in spending by our service provider customers to the weakening global economic environment for the year ended January 31, 2013, continued lengthening of our sales cycle and the fact that the video industry continues to transition to a multi-screen video delivery model. Because many of our large target service provider customers purchase our products in connection with constructing and upgrading their architecture and systems, demand for our products depends on the magnitude and timing of capital spending by our customers. We believed the weak global environment, particularly in the Americas and Western Europe, where a large portion of our products have historically been sold, has contributed to a lengthening of our sales cycle with these customers, thereby causing a decline in our revenue. Our decline in revenue was also due, in part, to challenges in our sales execution, primarily in North America. To address these challenges, we restructured our sales force, which included the appointment of our new senior vice president of global sales and service and vice president of sales for North and Latin America, focused our resources on the broader Pay TV video processing market and strategically invested in our multi-screen technology for long-term growth.

Cost of Revenue and Gross Profit

Our total gross margin percentage decreased slightly from 63% during the year ended January 31, 2012 to 62% during the year ended January 31, 2013 primarily due to higher costs from shifts to a slightly lower proportion of software sales and product sales in North America which typically have higher gross margins than product sales in other regions. Cost of revenue for professional services and support, despite the increase in corresponding revenue, remained the same at $1.5 million compared to the same prior year period as headcount remained largely unchanged within our professional services organization.

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

Prior to the IPO, we funded our operations primarily with proceeds from issuances of convertible preferred stock and borrowings under our credit facilities. We raised an aggregate of $95.1 million, net of issuance costs, from the sale of our convertible preferred stock, including the conversion of convertible promissory notes. We also funded purchases of equipment and other general corporate services with proceeds from our borrowings under our credit facilities. We believe that our existing cash and cash equivalents as of January 31, 2014 will be sufficient to fund our operations and capital expenditures for at least the next 12 months. However, management may in the future elect to finance operations by utilizing our credit facilities or selling equity securities. If additional funding is required, there can be no assurance that additional funds will be available to us on acceptable terms on a timely basis, if at all, or that we will generate sufficient cash from operations to adequately fund our operating needs or sustain profitability. If we are unable to raise additional capital or generate sufficient cash from operations to adequately fund our operations, we will need to curtail planned activities to reduce costs. Doing so will likely have an unfavorable effect on our ability to execute on our business plan.

Cash Requirements

As of January 31, 2014, our cash, cash equivalents totaled $47.9 million. In November 2013, we issued an irrevocable standby letter of credit of $0.5 million against our revolving loan facility for a tender bond to be issued in connection with a customer proposal. As a result, our borrowing availability as of January 31, 2014 was $9.5 million. The irrevocable standby letter of credit expires on May 15, 2014.

Financial Condition (Sources and Uses of Cash)

Our cash and cash equivalents consisted of cash deposits and money market funds with a total amount of $47.9 million as of January 31, 2014.

Our cash flows for fiscal 2014, fiscal 2013 and fiscal 2012 are summarized as follows:

	Year Ended January 31,
	2014	2013	2012
	(in thousands)
Net cash provided by (used in) operating activities	$(4,942)	$(17,370)	$2,381
Net cash provided by (used in) investing activities	1,703	(7,664)	(2,847)
Net cash provided by (used in) financing activities	(147)	49,016	17,973

Cash Flows from Operating Activities

Our primary uses of cash from operating activities have been for personnel costs, purchases of inventory and costs related to our facilities. We have experienced negative cash flows from operating activities as we expanded our business and generated operating losses. Our cash flows from operating activities will continue to be affected principally by our working capital requirements and the extent to which we spend on personnel and sales and marketing activities as our business requires.

Cash used in operating activities of $4.9 million during the year ended January 31, 2014 reflected a net loss of $12.2 million, a decrease of net operating assets of $1.0 million, non-cash charges of $2.9 million for depreciation and amortization, $2.3 million for stock-based compensation, $0.2 million for the provision for excess inventory and $0.8 million in bad debt expense. The decrease in net operating assets was primarily due to an increase of $2.8 million in accounts payable, accrued liabilities and accrued compensation, an increase of $2.1 million in deferred revenue, a decrease of $0.4 million in inventory, offset by an increase of $3.2 million in accounts receivable and an increase of $1.4 million in prepaid expenses and other current assets. The decrease in operating cash was primarily due to higher accounts receivable driven by a higher concentration of sales with large customers where customary payment terms are often longer and more sales in the final month of the quarter, while the increase in operating cash was primarily due to higher accounts payable, accrued liabilities and accrued compensation primarily resulting from higher revenue and thus, more amounts due to our third-party contract manufacturer as well as higher sales commission and variable compensation. Deferred revenue increased for the year ended January 31, 2014 primarily due to an increase in projects subject to revenue deferral as well as more support contracts were entered into during the current period.

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

Cash Flows from Investing Activities

In the year ended January 31, 2014, our investing activities consisted of a net $3.5 million investment in corporate bonds in accordance with guidelines set forth in our investment policy, $0.2 million on the sale of the demo equipment and capital expenditures amounting to $2.0 million primarily for the purchase of equipment.

In the year ended January 31, 2013, our investing activities consisted of a net $3.6 million investment in corporate bonds in accordance with guidelines set forth in our investment policy and capital expenditures amounting to $4.1 million primarily for the purchase of equipment.

Our investing activities consisted solely of capital expenditures and amounted to $2.8 million in the year ended January 31, 2012, for purchases of equipment.

Cash Flows from Financing Activities

In the year ended January 31, 2014, cash used in financing activities was $147,000, due to repayments of French governmental research grants of $197,000 as more fully described in Note 4, offset by $50,000 in cash proceeds from the exercise of stock options.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of January 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following summarizes our contractual obligations as of January 31, 2014:

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(in thousands)
Contractual Obligations:
Operating lease obligations	$909	$1,580	$1,257	$1,602	$5,348
French governmental research grant repayments	301	150	—	—	451
Uncertain tax positions	268	1,006	—	—	1,274

Total	$1,478	$2,736	$1,257	$1,602	$7,073

We outsource the manufacturing, assembly and testing of our encoding products to FutureQuest Incorporated (“FQ”). We generally do not use custom materials in our products and therefore, our obligation to FQ is limited to purchase orders. To the extent that we cancel a purchase order, we are only liable to the extent that FQ cannot otherwise utilize those components. To date, we have never been required to purchase any such components. Our outstanding purchase orders are not material as of January 31, 2014.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

FOREIGN CURRENCY RISK

Most of our sales are denominated in U.S. dollars, and therefore, our revenues are not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro relative to the U.S. dollar. We have a large research and development facility in France and pay our employees located in France in Euros. To date, we have not entered into any hedging contracts. For the year ended January 31, 2014, a 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our expenses are denominated would have had an estimated impact of approximately $2.1 million on our financial position and results of operations.

INTEREST RATE SENSITIVITY

We had cash and cash equivalents of $47.9 million as of January 31, 2014. Our cash and cash equivalents are held primarily in cash deposits and money market funds. We hold our cash and cash equivalents for working capital purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. For the year ended 2014, a 10% appreciation or depreciation in overall interest rates would not have had a material impact on our interest income.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Envivio, Inc. and Subsidiaries

South San Francisco, California

We have audited the accompanying consolidated balance sheets of Envivio, Inc. and Subsidiaries as of January 31, 2014 and 2013 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended January 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Envivio, Inc. and Subsidiaries at January 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

San Francisco, California
April 25, 2014

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Envivio, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except for per share amounts)

	January 31, 2014	January 31, 2013
Assets
Current assets:
Cash and cash equivalents	$47,873	$51,344
Short-term investments	—	3,517
Accounts receivable, net of allowance for doubtful accounts of $1,545 and $792	10,766	8,376
Inventory	75	708
Prepaid expenses and other assets	4,257	2,891
Deferred inventory costs, current	177	318

Total current assets	63,148	67,154

Property and equipment, net	3,924	5,003
Other non-current assets	207	216

Total assets	$67,279	$72,373

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,772	$4,953
Accrued compensation	5,308	3,395
Accrued liabilities	1,682	1,271
Deferred revenue, current	6,198	3,298

Total current liabilities	18,960	12,917

Deferred revenue, net of current portion	541	1,360
Other non-current liabilities	1,404	1,661
Deferred rent	698	874

Total liabilities	21,603	16,812

Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, par value $0.001 per share—100,000,000 and 100,000,000 shares authorized; 27,119,548 and 26,941,676 shares issued and outstanding	28	27
Additional paid-in capital	154,562	152,168
Accumulated other comprehensive loss	(960)	(868)
Accumulated deficit	(107,954)	(95,766)

Total stockholders’ equity	45,676	55,561

Total liabilities and stockholders’ equity	$67,279	$72,373

See notes to consolidated financial statements.

Envivio, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except for per share amounts)

	Year Ended January 31,
	2014	2013	2012
Revenue:
Product	$34,488	$32,022	$46,113
Professional services and support	8,716	7,077	4,533

Total revenue	43,204	39,099	50,646

Cost of revenue:
Product	12,342	13,510	16,989
Professional services and support	2,268	1,483	1,503

Total cost of revenue	14,610	14,993	18,492

Gross profit	28,594	24,106	32,154

Operating expenses:
Research and development	9,141	7,589	6,728
Sales and marketing	19,726	21,359	16,206
General and administrative	11,595	11,730	8,561

Total operating expenses	40,462	40,678	31,495

Income (loss) from operations	(11,868)	(16,572)	659
Interest income (expense), net	43	84	(134)
Other income (expense), net	(12)	(72)	237

Income (loss) before provision for income taxes	(11,837)	(16,560)	762
Income tax provision	351	375	624

Net income (loss)	$(12,188)	$(16,935)	$138

Accretion of redeemable convertible preferred stock	—	—	(5)
Noncumulative dividends to convertible preferred shareholders	—	—	(133)

Net loss attributable to common stockholders	$(12,188)	$(16,935)	$—

Net loss per share of common stock, basic and diluted	$(0.45)	$(0.72)	$—
Shares used in computing net loss per share of common stock, basic and diluted	27,102,111	23,577,491	13,123,524

See notes to consolidated financial statements.

Envivio, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended January 31,
	2014	2013	2012
Net income (loss)	$(12,188)	$(16,935)	$138
Other comprehensive loss:
Realized gain (loss) on short-term investments	(6)	(1)	—
Unrealized gain on short-term investments	—	2	—
Foreign currency translation adjustment	(86)	(44)	(74)
Cumulative translation adjustment reclassified into earnings	—	—	(186)

	(92)	(43)	(260)

Total comprehensive loss	$(12,280)	$(16,978)	$(122)

See notes to consolidated financial statements.

Envivio, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended January 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(12,188)	$(16,935)	$138
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,879	2,595	1,554
Amortization of short-term investment discounts and premiums	17	47	—
Stock-based compensation	2,344	2,833	1,650
Recognition of cumulative translation adjustment	—	—	(186)
Provision for excess inventory	248	—	—
Bad debt expense	838	738	194
Fair value remeasurement of warrant liability	—	(18)	(93)
Forgiveness of note related to common stock purchase awards	—	—	69
Realized loss on short-term investments	(6)	—	—
Unrealized gain on short-term investments	—	(1)	—
Interest earned but not collected	—	(33)	—
(Gain) loss on disposition of fixed assets	(2)	160	—
Changes in operating assets and liabilities:
Accounts receivable	(3,228)	(615)	(621)
Inventory	384	(600)	(97)
Prepaid expenses and other current assets	(1,367)	(402)	22
Deferred inventory costs	141	1,329	2,560
Other non-current assets	9	(97)	(1,320)
Accounts payable, accrued liabilities and accrued compensation	2,842	(2,942)	1,422
Deferred revenue	2,081	(3,999)	(3,400)
Other non-current liabilities	242	356	489
Deferred rent	(176)	214	—

Net cash provided by (used in) operating activities	(4,942)	(17,370)	2,381

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	—	(20,371)	—
Maturities of short-term investments	3,500	16,807	—
Proceeds from equipment sales	200	9	—
Capital expenditures	(1,997)	(4,109)	(2,847)

Net cash provided by (used in) investing activities	1,703	(7,664)	(2,847)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from initial public offering, net of offering costs paid	—	49,786	—
Repayment of credit facility	—	(1,000)	—
Proceeds from stock options exercised	51	89	—
Proceeds from notes payable and related warrants	—	—	1,000
Proceeds from issuance of Series I redeemable convertible preferred stock, net of issuance costs	—	—	16,338
Preceeds from issuance of common stock	—	—	635
Preceeds from French governmental research grants	—	226
Repayment of French governmental research grants	(196)	(85)	—

Net cash provided by (used in) financing activities	(147)	49,016	17,973

Effect of exchange rate changes on cash and cash equivalents	(85)	(43)	(119)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,471)	23,939	17,388
CASH AND CASH EQUIVALENTS—Beginning of period	51,344	27,405	10,017

CASH AND CASH EQUIVALENTS—End of period	$47,873	$51,344	$27,405

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$5	$28	$79

Tax paid	$90	$3	$26

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Leasehold improvements funded by landlord	$—	$643	$—

Conversion of convertible preferred stock to common stock upon initial public offering	$—	$47,764	$—

Offering costs incurred but not paid during the year	$—	$1,329	$—

Reclassification of warrant liability to stockholders’ equity	$—	$84	$—

Conversion of Series B, C, D, E and F convertible preferred stock to common stock	$—	$8	$—

Accretion of redeemable convertible preferred stock	$—	$—	$5

See notes to consolidated financial statements.

Envivio, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except for share amount)

	Convertible Preferred Stock		Common Stock		Additonal Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of January 31, 2011	4,238,120	$31,421	12,946,607	$13	$50,606	$(565)	$(78,969)	$(28,915)
Issuance of Series I redeemable convertible preferred stock for cash, net of issuance costs	2,750,000	16,338	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock	—	5	—	—	(5)	—	—	(5)
Stock-based compensation	—	—	—	—	1,650	—	—	1,650
Issuance of common stock upon exercise of share-based awards	—	—	223,001	—	704	—	—	704
Foreign currency translation adjustment	—	—	—	—	—	(74)	—	(74)
Cumulative translation adjustment reclassified into earnings	—	—	—	—	—	(186)	—	(186)
Net income	—	—	—	—	—	—	138	138

Balance as of January 31, 2012	6,988,120	47,764	13,169,608	13	52,955	(825)	(78,831)	(26,688)
Accretion of redeemable convertible preferred stock	—	8	—	—	(8)	—	—	(8)
Series I redeemable, convertible preferred stock issuance costs	—	(3)	—	—	—	—	—	—
Conversion of preferred stock to common stock	(6,988,120)	(47,769)	6,988,120	7	47,762			47,769
Stock-based compensation	—	—	—	—	2,833	—	—	2,833
Initital public offering of common stock, net of issuance costs	—	—	6,500,000	7	48,453	—	—	48,460
Issuance of common stock from exercise of options and vesting of RSUs	—	—	283,948	—	89	—	—	89
Reclassification of warrant liability upon initial public offering	—	—	—	—	84	—	—	84
Foreign currency translation adjustment	—	—	—	—	—	(44)	—	(44)
Unrealized gain on investments	—	—	—	—	—	1	—	1
Net loss							(16,935)	(16,935)

Balance as of January 31, 2013	0	0	26,941,676	27	152,168	(868)	(95,766)	55,561
Stock-based compensation	—	—			2,344	—	—	2,344
Issuance of common stock from exercise of options and vesting of RSUs	—	—	177,872	1	50	—	—	51
Foreign currency translation adjustment	—	—	—	—		(86)	—	(86)
Realized loss on investments	—	—	—	—		(6)	—	(6)
Net loss	—	—	—	—	—		(12,188)	(12,188)

Balance as of January 31, 2014	—	—	27,119,548	28	154,562	(960)	(107,954)	45,676

See notes to consolidated financial statements.

Envivio, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies

Envivio, Inc. (the “Company”) was incorporated in the state of Delaware on January 5, 2000. The Company is a provider of IP video processing and distribution solutions to mobile and broadband service providers, cable multiple system operators, direct broadcast satellite service providers and content providers, which includes broadcasters and content publishers, owners, aggregators and licensees. The Company is headquartered in South San Francisco, California and maintains operations in North America, Europe (including research and development operations in France) and the Asia Pacific region.

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

Risks and Uncertainties

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

In November 2013, the Company issued an irrevocable standby letter of credit of $500,000 against its revolving loan facility for a tender bond to be issued in connection with a customer proposal. As a result, the Company’s borrowing availability as of January 31, 2014 was $9.5 million. The irrevocable standby letter of credit expires on May 15, 2014.

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

The following table presents the changes in the allowance for doubtful accounts (in thousands):

	January 31, 2014	January 31, 2013	January 31, 2012
Allowance-beginning of period	$792	$133	$655
Bad debt expense	838	738	194
Write-offs, net of recoveries and other adjustments	(85)	(79)	(716)

Allowance-end of period	$1,545	$792	$133

Concentration of Risks

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Cash and cash equivalents consist of money market funds and demand deposits with financial institutions which may exceed Federal Deposit Insurance Corporation (“FDIC”) limits. The Company has not experienced any losses related to its cash and cash equivalents. Two customers accounted for 11% and 10% of accounts receivable as of January 31, 2014 and none of the Company’s customers accounted for more than 10% of its accounts receivable as of January 31, 2013.

Customers representing 10% or greater of total revenue for the periods presented were as follows (in percentages):

	Year Ended January 31,
	2014	2013	2012
Comcast Cable	18%	*	*
Time Warner Cable	*	*	19%

*	less than 10%

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

Deferred Inventory Costs

Deferred inventory costs represent the costs of products that have been delivered to the customer for which product revenue associated with the arrangement has been deferred as a result of not meeting the revenue recognition criteria. The deferred inventory costs are recognized as costs of revenue when the related revenue is recognized.

Property and Equipment, net

Property and equipment, net, is stated at historical cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally two to five years. Leasehold improvements are recorded at cost with any reimbursement from the landlord being accounted for as deferred rent, which is amortized using the straight-line method over the lease term. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the lease term. Costs of demo inventory held by the Company’s customers are also included within property and equipment. Demo inventory is depreciated over an estimated useful life of two years. Expenditures for maintenance and repairs are expensed as incurred.

Impairment of Long-lived Assets

The Company evaluates its long-lived assets for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying value of the asset over the estimated fair value of the asset. As of January 31, 2014 and 2013, the Company has not written down any of its long-lived assets as a result of an impairment.

Revenue Recognition

The Company derives revenue from the sale of its IP video processing and distribution solutions which consist of hardware and integrated software, that is essential to the functionality of the hardware we sell, and stand-alone software. We also derive revenue from related professional services and support and maintenance agreements.

The Company recognizes revenue only when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable. The Company evaluates each of these criteria as follows:

•	Evidence of an arrangement—Contracts or customer purchase orders are used to determine the existence of an arrangement.

•	Delivery—Delivery is considered to occur when title has been transferred, except in instances where final acceptance of the product, system or solution is specified by the customer. In these instances, revenue is deferred until acceptance criteria have been met. In the case of electronic delivery of the licensed software, title transfers when the customer is given access to download the software. Delivery for professional services is considered to occur when such services have been completed.

•	Fixed or determinable fee—The Company assesses whether fees are fixed or determinable at the time of sale. The Company only considers the fee to be fixed or determinable if the fee is not subject to refund or adjustment. The Company’s payment terms may vary based on the country in which the agreement is executed and the credit standing of the individual customer, among other factors. If the arrangement fee is not fixed or determinable, revenue is recognized as amounts become due and payable.

•	Collection is deemed probable—Collection is deemed probable if the Company expects that the customer will be able to pay amounts under the arrangement as payments become due. If the Company determines that collection is not probable, it defers the revenue until cash collection.

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

For transactions entered into prior to February 1, 2011, the adoption date of the amended revenue standards, the Company allocated revenue for arrangements with multiple deliverables, such as sales of our solution with software that include support, training or other professional services, to the delivered elements of the arrangement using the residual value method based on VSOE of fair value of the undelivered items. VSOE of fair value for undelivered elements is determined based upon prices paid by the customers for the separate renewal or sales of such services.

For transactions, other than stand-alone sales of software, entered into on or subsequent to February 1, 2011, the Company allocates the arrangement fee to each element based upon the relative selling price of such element and, if software and software-related elements, such as maintenance for the software elements, are also included in the arrangement, the Company allocates the arrangement fee to each of those software and software-related elements as a group based on its BESP for those elements. After such allocations are made, the amount of the arrangement fee allocated to the software and software-related elements is accounted for using the residual method. When applying the relative selling price method, the Company determines the selling price for each element using VSOE of selling price, if it exists, or if not, TPE of selling price, if it exists. If neither VSOE nor TPE of selling price exist for an element, the Company uses its BESP for that element. The revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for that element. The manner in which the Company accounts for multiple element arrangements that contain only software and software-related elements remains unchanged.

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

The Company is presently not able to determine TPE for its products, maintenance or professional services. TPE is determined based on competitor prices for similar elements when sold separately. The Company’s offerings contain a significant level of differentiation such that comparable pricing of products with similar functionality cannot be obtained. Furthermore, the Company’s go-to-market strategy differs from that of its peers and it is unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis.

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

If the transactions entered into or materially modified after February 1, 2011 were subject to previous accounting guidance, the Company’s total pro forma revenues would have decreased by $5.5 million to $45.1 million during the year ended January 31, 2012.

The impact of the revised accounting guidance on total revenue for the year ended January 31, 2012 was attributable to the Company’s ability to assign BESP to undelivered elements which previously required VSOE, the recognition of hardware revenue associated with maintenance contracts previously accounted for ratably over the contract period, and the reallocation of discounts to revenue deliverables.

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

Deferred Revenue

A portion of the Company’s deferred revenue represents customer payments made in advance for support and maintenance contracts because the Company typically bills support contracts on an annual basis in advance and recognizes the associated revenue ratably over the support period, which can range from one to four years. Deferred revenue also includes arrangements where, in prior years, the Company did not have VSOE of fair value for support and maintenance services. For transactions entered into or materially modified before February 1, 2011 and for stand-alone sales of software that are subject to software accounting, when the Company does not have VSOE of fair value for the support services, revenue from the entire arrangement is recognized ratably over the support period.

Deferred revenue also includes arrangements where final acceptance of the product, system or solution is specified by the customer, and the recognition of revenue for these arrangements is deferred until all acceptance criteria are met.

Deferred Rent

The Company recognizes rental expense on a straight-line basis over the lease term, including the construction period, and records the difference between rent expense and the amounts currently paid and payable as deferred rent. The cost of leasehold improvements paid by the Company’s landlord and repayable to the landlord are also included in deferred rent.

Capitalized Software Development Costs

The Company charges product development costs to expense as incurred until technological feasibility is attained and all other research and development activities for the hardware components of the product have been completed. Technological feasibility is attained when the planning, design and testing phases related to the development of the Company’s software have been completed and the software has been determined viable for its intended use. The time between the attainment of technological feasibility and the completion of software development has historically been relatively short with immaterial amounts of development costs incurred during this period. Accordingly, the Company has not capitalized any software development costs.

Foreign Currency Translation

For each of the Company’s foreign subsidiaries, the functional currency is its local currency. Assets and liabilities of foreign operations are translated into U.S. dollars using period-end exchange rates, and revenues and expenses are translated into U.S. dollars using average exchange rates in effect during each period. The effects of foreign currency translation adjustments are included in accumulated other comprehensive loss, a separate component of stockholders’ equity. Also recorded as foreign currency translation adjustments are transaction gains and losses on long-term intercompany balances for which settlement is not planned or anticipated in the foreseeable future.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax expense or benefit is the result of changes in the deferred tax assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets where, based upon the available evidence, management concludes that it is more likely than not that the deferred tax assets will not be realized.

The Company follows the accounting guidance for accounting for uncertainty in income taxes. The accounting guidance requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company records a liability for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on the Company’s tax return. To the extent that the assessment of such tax positions change, the change in estimate is recorded in the period in which the determination is made. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite the Company’s belief that the tax return positions are fully supportable. The reserves are adjusted in light of changing facts and circumstances, such as the outcome of a tax audit. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.

The Company recognizes interest and penalties related to unrecognized tax benefits within the provision for income taxes in the accompanying consolidated statements of operations. Accrued interest and penalties are included within other non-current liabilities in the consolidated balance sheets.

Warranty

The Company provides a warranty for its products, software and services. The initial warranty period for all products commences on the date of purchase and continues in effect for the following consecutive 12 months for hardware and 90 days for software. The warranty period can be extended if the customer has purchased a support agreement. The warranty period continues for the duration of a valid support agreement between the Company and the customer under which the payment of support and maintenance fees is current. To date, the Company’s warranty expense has not been significant. Therefore, the Company did not provide for a warranty accrual as of January 31, 2014 and 2013.

Stock-Based Compensation

The Company recognizes compensation expense for all stock-based payment awards made to employees and directors based on the estimated fair value of the awards on the date of grant. The Company determines the grant date fair value of the awards using the Black-Scholes option-pricing model and recognizes the related stock-based compensation generally on a straight-line basis over the vesting period of the awards. The Company uses a modified binary option pricing model (European, call option) to establish the expected value of restricted stock awards with market and performance vesting conditions. Stock-based compensation expense is based on the value of the portion of the stock-based payment awards that are ultimately expected to vest. As such, the Company’s stock-based compensation expense is reduced for the estimated forfeitures and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Comprehensive Loss

Comprehensive loss is comprised of net income (loss) and other comprehensive loss. For the Company, other comprehensive loss includes foreign currency translation adjustments and unrealized gains and losses on investments. The changes in the components of accumulated comprehensive loss have been disclosed in the consolidated statements of stockholders’ equity (deficit) and comprehensive loss.

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

The categorization of a financial instrument within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s Level 1 assets consist of its money market accounts. The Company’s Level 2 assets consist of its short-term investments. The Company’s Level 3 liabilities consisted of its convertible preferred stock warrants which were converted into common stock warrants upon the Company’s initial public offering during the year ended January 31, 2013. The Company did not have any other financial assets or liabilities that are measured and reported at fair value during the years ended January 31, 2014 and 2013.

Foreign Tax Credits

The Company’s foreign tax credit asset consists primarily of amounts due from the Government of France for research and development incentives provided to the Company’s French subsidiary. The French research tax credit is general and does not target any specific sector or type of company. Eligible expenditures include human and material resources allocated to research and development, subcontracted research and development costs, technological costs and patent protection. The amounts due from the Government of France are determined on a cost reimbursement basis. The French research tax credit is deducted from the French tax to be paid, or in the event taxes are not due is refunded. As the French research tax credit is related to the Company’s research and development expenditures and is refundable regardless of whether any French tax is owed, the credits earned of $2.7 million, $1.6 million and $1.2 million during the years ended January 31, 2014, 2013 and 2012, respectively, were recorded as a reduction of research and development expenses.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock as a result of the Company’s initial public offering in April 2012. All previously outstanding classes of common stock and all outstanding classes of preferred stock were converted on a one to one basis to shares of common stock.

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

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). ASU 2013-02 requires companies to report the effect of significant reclassifications out of accumulated other comprehensive income, by component, either on the face of the financial statements or in the notes to the financial statements and is intended to help entities improve the transparency of changes in other comprehensive income. ASU 2013-02 does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of this guidance in the 2014 fiscal year did not have a material impact on the Company’s financial statements as the amount reclassified from accumulated other comprehensive loss to realized gain or loss was immaterial for the year.

2. Balance Sheet Items

Short-term investments consisted of $3.5 million in corporate bonds as of January 31, 2013 and are classified as available-for-sale securities. All short-term investments had matured or been sold as of January 31, 2014. The Company has classified all available-for-sale securities with readily available markets as short-term, regardless of whether the stated maturity is greater than one year from the current balance sheet date, because of the Company’s intent to sell those securities as necessary. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive loss in stockholders’ equity. For the periods presented, realized and unrealized gains and losses on investments were not material. Amounts reclassified out of accumulated other comprehensive loss due to sales or maturities of investments are reflected in interest income (expense), net, in the statements of operations and were not material.

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

Accounts receivable, net of allowance for doubtful accounts, consist of the following (in thousands):

	January 31, 2014	January 31, 2013
Account receivable
Accounts receivable, gross	$12,311	$9,168
Allowance for doubtful accounts	(1,545)	(792)

Account receivable, net	$10,766	$8,376

Prepaid expenses and other current assets are comprised of the following (in thousands):

	January 31, 2014	January 31, 2013
Foreign tax credits refundable	$2,499	$1,683
Prepaid expenses	1,758	1,208

Prepaid expenses and other current assets	$4,257	$2,891

Property and equipment, net, consist of the following (in thousands):

	January 31, 2014	January 31, 2013
Computer and equipment	$9,954	$8,925
Software	1,340	1,284
Furniture and fixtures	2,032	1,920
Leasehold improvements	130	129

Total property and equipment	13,456	12,258
Less: accumulated depreciation and amortization	(9,532)	(7,255)

Property and equipment, net	$3,924	$5,003

Total depreciation and amortization expense was $2.9 million and $2.6 million for the years ended January 31, 2014 and January 31, 2013, respectively.

3. Fair Value of Financial Instruments

The fair value of the Company’s financial assets and liabilities measured on a recurring basis is as follows (in thousands):

	January 31, 2014				January 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (included in cash and cash equivalents)	$43,846	$—	$—	$43,846	$48,691	$—	$—	$48,691
Short-term investments	—	—	—	—	—	3,517	—	3,517

The Company’s Level 2 assets exclusively included corporate bonds with quoted prices that are traded less frequently than exchange-traded instruments. All of the Company’s Level 2 assets values are determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. The pricing model information is provided by third party entities.

4. Line of Credit and Other Non-Current Liabilities

The Company did not have any debt outstanding as of January 31, 2014 and January 31, 2013.

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

On July 31, 2012, the Company amended its revolving line of credit agreement with a commercial lender to increase the amount available from up to $5.0 million to $10.0 million for general corporate purposes and extend the maturity date to July 2014. Under the terms of this amendment, interest accrues at a floating per annum rate equal to the greater of either (x) the prime rate plus 0.75% or (y) 4.00% and the Company is required to pay commitment fees of $25,000 per year. The Company is no longer subject to financial covenants requiring the Company to maintain no less than $1.0 million in outstanding borrowings throughout the term of the arrangement, but is required to maintain a ratio of unrestricted cash, cash equivalents and eligible accounts receivable to current liabilities less deferred revenue of at least 1.50 to 1.00. As of January 31, 2014, the Company was in compliance with the covenants under the line of credit facility, as amended.

During the year ended January 31, 2013, the Company paid all outstanding amounts under this line of credit. In November 2013, the Company issued an irrevocable standby letter of credit of $0.5 million against its revolving loan facility for a tender bond to be issued in connection with a customer proposal. As a result, the Company’s borrowing availability as of January 31, 2014 was $9.5 million. The irrevocable standby letter of credit expires on May 15, 2014.

French Governmental Research Grants

The Company receives repayable research grants from regional French governmental agencies to fund research and development activities. The French governmental research grants payable were $451,000 and $664,000 as of January 31, 2014 and 2013, respectively, and are included in other noncurrent liabilities.

5. Commitments and Contingencies

Operating Leases

The Company leases facilities under operating leases expiring at various dates through 2021. As of January 31, 2014, future minimum payments under the Company’s non-cancellable leases are as follows (in thousands):

Year ending January 31,	Future Lease payments
2015	$909
2016	898
2017	682
2018	636
2019	621
Thereafter	1,602

Total	$5,348

On November 8, 2013, the Company entered into a new thirty-nine month operating lease agreement on approximately 2,806 square feet for an office in Denver, Colorado. The commencement date is February 1, 2014. The average monthly rent is $4,209. The total future minimum payments of $164,000 under this operating lease agreement are included in the above table.

Rental expense totaled $1.1 million, $1.2 million and $769,000 for the years ended January 31, 2014, 2013 and 2012, respectively.

Litigation Matters

On October 5, 2012 a complaint captioned Wiley v. Envivio, Inc., et al. CIV-517185 was filed in the Superior Court of California, County of San Mateo, naming as defendants the Company, each of its directors, its chief executive officer, its chief financial officer, and certain underwriters of its IPO. The lawsuit purports to be a class action on behalf of purchasers of shares issued in the IPO and generally alleges that the registration statement for the IPO contained materially false or misleading statements. The complaint purports to assert claims under the Securities Act of 1933, as amended, and seeks unspecified damages and other relief. On October 19, 2012 a similar complaint captioned Toth v. Envivio, Inc. et al. CIV-517481 was filed in the same court. On November 2, 2012 defendants removed the cases to the United States District Court for the Northern District of California where they were assigned case numbers 12-cv-05637-CRB and 12-cv- 05636-CW. A similar complaint was filed in the United States District Court for the Northern District of California on December 20, 2012 entitled Thomas v. Envivio, Inc., et al. C 12-06464. The Wiley and Toth actions were subsequently remanded to the San Mateo Superior Court, where they are now pending, and the Thomas case was voluntarily dismissed without prejudice. On February 28, 2014, a complaint was filed in the United States District Court for the Northern District of California entitled Gary Silverberg v. Envivio, Inc. et al., Civil No. 14-cv-00933-PJH. The complaint purports to be on behalf of a class of purchasers of the Company’s securities between April 25, 2012 and September 7, 2012. It names as defendants the Company and the Company’s CEO and CFO, and seeks unspecified damages and other relief for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The Company is, at this time, unable to assess whether any loss or adverse effect on its financial condition is probable or remote or to estimate the range of potential loss, if any.

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

Immediately prior to the closing of the initial public offering (“IPO”) in April 2012, all outstanding shares of convertible preferred stock converted into common stock on a one-for-one basis. In addition, the Series 1 common stock and Series 2 common stock converted into one class of common stock. As of January 31, 2014, the Company is authorized to issue 100,000,000 shares of common stock, $0.001 par value per share and 2,500,000 shares of preferred stock, $0.001 par value per share. On April 24, 2012, the Company sold 6,500,000 shares of common stock at a price to the public of $9.00 per share in IPO. The shares began trading on the NASDAQ Global Market on April 25, 2012. The $54.4 million in proceeds from the IPO, net of underwriters’ discounts and commissions, but before deducting offering-related expenses payable by the Company of $5.8 million, were received on April 30, 2012, which was the closing date of the IPO. Immediately prior to the closing of the offering, all outstanding shares of convertible preferred stock converted into common stock on a one-for-one basis and we have blank check preferred stock authorized. The convertible preferred stock converted into 6,988,120 shares of common stock and 1,006,206 shares of Series 1 common stock and 12,909,470 shares of Series 2 common stock converted into one class of common stock. In addition to the 6,500,000 shares of common stock sold in the IPO, certain selling stockholders of the Company also sold 1,255,000 shares of common stock in the IPO. The shares sold by the selling stockholders consisted of 503,496 shares of convertible preferred stock and 751,504 shares of Series 1 and Series 2 common stock, which were converted to common stock immediately prior to the closing of the IPO.

Shares of common stock authorized, issued and outstanding, as of January 31, 2014 and 2013 consist of the following:

	January 31, 2014		January 31, 2013
	Authorized	Issued and Outstanding	Authorized	Issued and Outstanding
Common stock	100,000,000	27,119,548	100,000,000	26,941,676

Shares of common stock reserved for issuance on an as-if converted basis is as follows as of January 31, 2014 and 2013:

	January 31, 2014	January 31, 2013
Exercise and vesting of stock-based awards	3,844,374	3,395,102
Available for option grants	1,003,608	553,085
Exercise of common stock warrants	36,000	36,000

	4,883,982	3,984,187

Convertible Preferred Stock Warrants

Immediately prior to the closing of the IPO on April 30, 2012, an outstanding warrant to purchase 36,000 shares of convertible preferred stock was converted into a warrant to purchase 36,000 shares of common stock on a one-to-one basis. Upon the conversion of the underlying convertible preferred stock, the Company remeasured the related warrant liability to fair value and reclassified the remeasured amount to additional paid-in capital.

7. Stock Option Plan

Stock Option Plans

The Company adopted its stock option plan in 2000 (the “2000 Plan”). Under the 2000 Plan, as amended, the Company was able to grant options to purchase up to 1,181,689 shares of common stock to certain employees, directors and consultants. Under the terms of the 2000 Plan, the Company may grant incentive stock options (“ISO”), nonstatutory stock options (“NSO”), common stock purchase agreements (“CSPA”) and stock purchase rights (“SPR”). Such awards are exercisable at prices generally equal to the fair value of the Company’s common stock at the date of grant, as determined by the board of directors. Awards granted under the 2000 Plan generally vest over four years with a six-month cliff period and may be exercised for a period of up to ten years. Vested options generally expire 30 days after termination of employment. In December 2010, the board of directors approved a decrease in the number of shares of common stock reserved for issuance under the 2000 Plan to 644,366 shares. No shares were available for future grant under the 2000 Plan as of January 31, 2013 and 2014, due to the adoption of the stock incentive plan described below.

The Company adopted the 2010 stock incentive plan (the “2010 Plan”) in June 2010. The 2010 Plan provides that only employees are eligible for the grant of ISOs and that employees, consultants and outside directors are eligible for the grant of NSOs. The 2010 Plan also allows for the grant of SPRs and restricted stock units (“RSU”). Awards granted under the 2010 Plan also generally vest over four years with a six-month cliff period and may be exercised for a period of up to ten years. Vested options generally expire three months after termination of employment. No shares were available for future grant under the 2010 Plan as of January 31, 2013 and 2014 due to the adoption of a new stock incentive plan as more fully described below.

The Company adopted the 2012 stock incentive plan (the “2012 Plan”) in June 2011, as amended in April 2012. The 2012 Plan provides that only employees are eligible for the grant of ISOs and that employees, consultants and outside directors are eligible for the grant of NSOs. The 2012 Plan also allows for the grant of SPRs, RSUs and other types of equity awards. Awards granted under the 2012 Plan also generally vest over four years with a twelve-month cliff period and may be exercised for a period of up to ten years. In general, the vesting of awards granted under the 2012 Plan accelerates as to 25% of the then remaining unvested portion of the awards upon a change in control of the Company. Vested options generally expire three months after termination of employment. Shares of common stock reserved for issuance under the 2012 Plan consist of 553,085 and 1,003,608 shares as of January 31, 2013 and 2014, respectively. In addition, up to 3,500,000 shares subject to outstanding awards under the 2000 Plan or 2010 Plan that are subsequently forfeited or terminated for any reason before being exercised will be made available for issuance under the 2012 Plan. The number of shares that have been authorized for issuance under the 2012 Plan will be automatically increased on the first day of each fiscal year beginning in fiscal 2014 and ending in fiscal 2023, in an amount equal to the least of (i) 2,000,000 shares, (ii) 4% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, or (iii) another amount determined by the Company’s board of directors.

At the beginning of fiscal 2014, the board of directors ratified an increase in the number of shares authorized for issuance under the 2012 Plan based on 4% of the outstanding shares of the Company’s common stock on the last day of fiscal year 2014, or 1,084,782 shares. These shares will be registered under the Securities Act of 1933 on Securities and Exchange Commission Form S-8 filed in conjunction with this Form 10-K.

The following table summarizes the stock-based award activity for the 2000 Plan, 2010 Plan and the 2012 Plan for the years ended January 31, 2012, 2013 and 2014:

	Shares Available For Grant	Stock Options and SPRs Outstanding	Weighted- Average Exercise Price	Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
January 31, 2011	105,315	2,796,760	$0.60	9.0	$9,405
Additional options authorized	1,360,000	—	—
Options granted	(559,000)	559,000	6.24
SPRs and CSPAs granted	(8,500)	8,500	6.42
RSUs granted	(613,268)	—	—
Options expired and forfeited	281,450	(281,450)	4.96
SPRs and CSPAs expired and forfeited	14,605	(14,605)	0.30
RSUs expired	349,500	—	—
Plan shares expired	(5,939)	—	—
Exercised	—	(223,001)	2.48

January 31, 2012	924,163	2,845,204	1.15	8.5	$14,269
Additional options authorized	200,000	—	—
Options granted	(796,968)	796,968	2.86
SPRs and CSPAs granted	(5,500)	5,500	8.06
RSUs granted	(77,250)	—	—
Options expired and forfeited	242,573	(242,573)	3.70
SPRs and CSPAs expired and forfeited	1,125	(1,125)	1.46
RSUs expired	65,942	—	—
Plan shares expired	(1,000)	—	—
Exercised	—	(270,948)	0.33

January 31, 2013	553,085	3,133,026	1.46	7.6	$2,782

Additional options authorized	1,077,667	—	—
Options granted	(629,419)	629,419	7.55
RSUs granted	(121,950)	—	—
Options expired and forfeited	118,725	(118,725)	4.11
RSUs expired	5,500	—	—
Exercised	—	(157,372)	0.32

January 31, 2014	1,003,608	3,486,348	1.65	7.5	$8,530

Vested and expected to vest- January 31, 2014		3,457,176	1.64	7.5	$8,490

Vested-January 31, 2014		2,081,671	1.18	6.6	$6,138

Additional information regarding the Company’s stock options outstanding and vested and exercisable as of January 31, 2014 is summarized below:

	Options Outstanding			Options Vested
Exercise Prices	Stock Options Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price per Share	Stock Options Outstanding	Weighted- Average Exercise Price per Share
$ 0.30 to 0.30	1,877,701	6.8	$0.30	1,617,199	$0.30
1.51 to 1.79	353,286	8.7	$1.73	90,785	$1.73
1.90 to 2.15	614,600	8.0	$2.10	173,832	$2.09
2.54 to 3.30	365,419	9.6	$3.28	2,749	$2.54
3.80 to 4.20	35,428	1.2	$4.15	35,428	$4.15
5.10	5,500	7.2	$5.10	4,143	$5.10
7.90	150,000	7.3	$7.90	100,330	$7.90
8.06	33,500	8.1	$8.06	17,413	$8.06
8.84	50,900	8.3	$8.84	39,778	$8.84
250.00	14	0.1	$250.00	14	$250.00

	3,486,348	7.5	$1.65	2,081,671	$1.18

Additional information regarding the Company’s stock options outstanding and vested and exercisable as of January 31, 2013 is summarized below:

	Options Outstanding			Options Vested
Exercise Prices	Stock Options Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price per Share	Stock Options Outstanding	Weighted- Average Exercise Price per Share
$ 0.30 to 0.30	2,065,701	7.2	$0.30	1,330,238	$0.30
1.55 to 1.79	316,911	9.7	1.75	18,911	1.69
1.90 to 2.00	72,400	2.5	1.99	72,400	1.99
2.15	339,200	9.6	2.15	—	2.15
2.54 to 3.80	12,652	8.8	3.01	4,777	3.47
4.20	30,616	1.8	4.20	30,616	4.20
5.10 to 7.90	203,227	7.7	7.70	93,258	7.70
8.06 to 8.84	92,270	8.6	8.50	9,434	8.50
65.00	25	0.5	65.00	25	65.00
250.00	24	—	250.00	24	250.00

	3,133,026	8.5	$1.46	1,559,683	$0.98

All of the Company’s outstanding stock-based awards are exercisable at any time without regard to vesting. Accordingly shares exercised prior to vesting are included within the outstanding stock options as of each year end.

Stock Purchase Rights and Common Stock Purchase Agreements

The Company grants SPRs to its French employees and in limited past instances, CSPAs to service providers in the U.S. The SPRs and CSPAs provide the holder with a note equal to the aggregate exercise price of the related options, therefore, allowing the holder to legally exercise the related options at the time of issuance in consideration of the notes. Generally, the SPRs and CSPAs are subject to a vesting period of four years with the Company retaining the right to repurchase unvested shares at the aggregate exercise price of the underlying options. In the event that a holder’s status as an employee ceases for any reason, the notes and the related options are cancelled. As of January 31, 2014 and January 31, 2013, 392,479 shares were subject to repurchase under the provisions of the SPRs and 97,464 shares were subject to repurchase under the provisions of the CSPAs.

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

Restricted Stock Units

The Company grants RSUs to employees, executives and directors of the Company. As of January 31, 2014 the Company had 358,026 RSUs outstanding.

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

During the year ended January 31, 2014, the Company recorded $206,000 of stock-based compensation related to RSUs with service, market and performance-based vesting. During the year ended January 31, 2014, the Company recorded $184,000 of stock-based compensation related to RSUs with only service-based vesting.

A summary of the Company’s restricted stock unit activity for the years ended January 31, 2012, 2013 and 2014 is presented below:

	RSUs Outstanding	Weighted Average Grant Date Fair Value
January 31, 2011	—	$—
Granted	613,268	6.30
Cancelled and forfeited	(349,500)	5.10

January 31, 2012	263,768	$7.90
Granted	77,250	6.47
Released	(13,000)	7.90
Cancelled and forfeited	(65,942)	5.51

January 31, 2013	262,076	$8.08
Granted	121,950	2.46
Released	(20,500)	2.02
Cancelled and forfeited	(5,500)	8.84

January 31, 2014	358,026	$6.50

Stock-based Compensation

Total stock-based compensation expense for the years ended January 31, 2014, 2013 and 2012 is recognized in the consolidated statements of operations as follows (in thousands):

	Year Ended January 31,
	2014	2013	2012
Cost of revenue	$3	$5	$3
Research and development	122	129	89
Sales and marketing	372	583	279
General and administrative	1,847	2,116	1,279

Total stock-based compensation	$2,344	$2,833	$1,650

The Company uses the Black-Scholes option-pricing model to estimate the fair value of the Company’s stock options on each grant date. The Black-Scholes option-pricing model takes into account inputs such as the exercise price, the fair value of the underlying common stock at the grant date, expected term, expected volatility, risk-free interest rate and expected dividend.

•	Expected term—The expected term represents the period that the stock-based awards are expected to be outstanding. For option grants that are considered to be “plain vanilla,” the Company used the simplified method to determine the expected term as provided by the Securities and Exchange Commission. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options. For option grants that are not considered “plain vanilla,” the expected term is based on historical option exercise behavior and post-vesting cancellations of options by employees.

•	Expected volatility—The expected volatility is derived from historical volatilities of several unrelated publicly listed peer companies over a period approximately equal to the expected term of the award because the Company has limited information on the volatility of the common stock since it has limited trading history. When making the selections of industry peer companies to be used in the volatility calculation, the Company considered the size, operational and economic similarities to the Company’s principle business operations.

•	Risk-free interest rate—The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term of the awards.

•	Expected dividend—The expected dividend is assumed to be zero as the Company has never paid dividends and has no current plans to do so.

The weighted average assumptions used to estimate the fair value of the Company’s employee stock options at the grant dates for the years ended January 31, 2014, 2013 and 2012 were as follows:

	Year Ended January 31,
	2014	2013	2012
Expected term (in years)	6.25	6.25	6.00
Volatility	57%	57%	55%
Risk-free interest rate	1.68%	1.20%	2.40%
Expected dividend	0%	0%	0%

As of January 31, 2014, total compensation cost not yet recognized for unvested stock option grants and unvested stock awards were $2.4 million and $255,000 respectively, which are expected to be recognized over the following 2.6 years and 1.1 years, respectively, based on the weighted average vesting term.

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

The Company is also required to estimate the fair value of the common stock underlying the stock-based awards when performing the fair value calculations with the Black-Scholes option-pricing model. The fair value of the common stock underlying the stock- based awards for the common stock after the Company was public was determined by the Company’s board of directors using the closing price of the Company’s common stock as reported on the Nasdaq Global Market on the date of grant. The fair value of the common stock underlying the stock-based awards for the common stock before the Company was public was estimated on each grant date by the board of directors, with input from management. The board of directors is comprised of a majority of non-employee directors with significant experience in the digital media and communications software industries. Given the then absence of a public trading market of the Company’s common stock, and in accordance with the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, the board of directors exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of the common stock, including among other things, the rights, preferences and privileges of the convertible preferred stock, business performance, present value of expected future cash flows, likelihood of achieving a liquidity event, illiquidity of the Company’s capital stock, management experience, stage of development, industry information and macroeconomic conditions. In addition, the Company’s board of directors utilized independent valuations performed by an unrelated third-party specialist to assist with the valuation of the common stock; however, the Company and the board of directors have assumed full responsibility for the estimates. These third-party specialist valuations were performed as of January 31, 2010, April 6, 2011, May 15, 2011, November 30, 2011 and February 29, 2012. The board utilized the fair values of the common stock derived in the third-party valuations to set the exercise price for options granted during the years ended January 31, 2011 and 2012, and also for options granted prior to the IPO in the Company’s 2013 fiscal year. Although the board of directors continued to believe the original value of the Company’s common stock determined was appropriate based on the facts known at that time, the fair value of the underlying common stock for options granted during the years ended January 31, 2011 and 2012 was subsequently revisited by the board of directors for financial reporting purposes and reassessed on a retrospective basis so that the fair value of the underlying common stock used to calculate the related stock-based compensation expense was increased accordingly.

The total estimated fair value of employee options and stock purchase rights granted during the years ended January 31, 2014, 2013 and 2012 was $1.7 million, $2.3 million and $1.8 million, respectively. The weighted average estimated fair value of those options granted during the years ended January 31, 2014, 2013 and 2012 was determined to be $2.72, $2.90 and $3.27 per share. The intrinsic value of options exercised during the years ended January 31, 2014, 2013 and 2012 was $249,000, $2.3 million and $457,000, respectively.

The total estimated fair value of employee restricted stock awards granted during the years ended January 31, 2014, 2013 and 2012 was $300,000, $499,000 and $1.6 million, respectively. The weighted average estimated fair value of those awards granted during the years ended January 31, 2014, 2013 and 2012 was determined to be $2.46, $6.47 and $6.17 per share, respectively.

Options Granted to Non-Employee

During the year ended January 31, 2012, the Company granted options to purchase 25,000 shares of common stock to a non-employee at an exercise price of $7.90 per share. The Company records stock-based compensation equal to the fair value of the awards in the period they vest. In connection with option granted to the non-employee, the company recognized stock-based compensation expense of $9,000 and $50,000 for the years ended January 31, 2012 and 2013, respectively. In fiscal year 2014, the relationship with the non-employee ended.

Modification of Stock-Based Awards

As of January 31, 2012, one of the Company’s board members transitioned from being an employee to a non-employee director. As part of the transition agreement, the vesting terms of 283,778 unvested options as of January 31, 2012 that were granted when the board member was an employee were modified to allow the continued vesting of the options under the original vesting periods. The options would have been forfeited if the terms were not modified. The Company accounted for this transaction as a modification of a vesting condition whereby the remaining unrecognized compensation cost of the originally measured award is no longer used and the fair value of the options expected to vest is measured and recognized over the remaining service period. In addition, the incremental cost of vested options was measured and recognized upon modification. The incremental cost relating to vested options is immaterial while the compensation cost relating to unvested options of $1.6 million will be recognized over a weighted average term of 2.5 years.

During the fiscal year ended January 31, 2013, a member of the Company’s management team resigned. As part of his termination agreement the Company changed the vesting terms on 19,643 shares, accelerating the vesting into the fiscal year ended January 31, 2013. The Company accounted for this transaction as a modification of a vesting condition whereby the original outstanding option is cancelled and a new option is granted with the new vesting terms. The additional stock-based compensation expense recognized in the fiscal year ended January 31, 2013 was $26,000.

8. Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the years ended January 31, 2014, 2013 and 2012 (in thousands, except for share and per share amounts):

	Year ended January 31,
	2014	2013	2012
Net loss attributable to common stockholders	$(12,188)	$(16,935)	$—
Shares used in computing net loss per share attributable to common stockholders, basic and diluted	27,102,111	23,577,491	13,123,524

Net loss per share attributable to common stockholders, basic and diluted	$(0.45)	$(0.72)	$—

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Year ended January 31,
	2014	2013	2012
Convertible preferred stock		—	6,988,120
Stock options to purchase common stock	2,996,405	2,643,083	2,328,935
Shares purchased with notes (SPRs and CSPAs)	489,943	489,943	516,269
Convertible preferred stock warrants	—	—	36,000
Common stock warrants	36,000	36,000	—
Restricted stock units	358,026	262,076	263,768

9. Income Taxes

The provision for income taxes in the consolidated statements of operations consists mainly of state and foreign taxes incurred by foreign subsidiaries. The Company’s income (loss) before provision for income taxes during the years ended January 31, 2014, 2013 and 2012 is as follows (in thousands):

	Year ended January 31,
	2014	2013	2012
Domestic	(14,642)	(18,836)	(1,183)
International	2,805	2,276	1,945

Income (loss) before provision for income taxes	$(11,837)	$(16,560)	$762

The components of the provision for income taxes during the years ended January 31, 2014, 2013 and 2012 are as follows (in thousands):

	Year ended January 31,
	2014	2013	2012
Current:
Federal	50	—	—
State	2	(87)	90
Foreign	185	283	261

Total Current	237	196	351

Deferred
Federal	—	—	—
State	—	—	—
Foreign	114	179	273

Total deferred	114	179	273

Total provision for income taxes	$351	$375	$624

Significant components of deferred tax assets as of January 31, 2014 and 2013 are as follows (in thousands):

	January 31, 2014	January 31, 2013
Current deferred tax assets:
Reserves and accruals	5,158	3,573
Deferred revenue, net	461	430
Other	7	7

	5,626	4,010
Valuation allowance	(5,626)	(3,277)

Current deferred tax assets:	—	733
Current deferred tax liability:
Change in accounting method	—	(733)

Net current deferred tax asset (liability)	$—	$—

Non-current deferred tax assets:
Net operating loss carryforwards	26,858	24,802
Stock-based compensation	1,617	941
Tax credits	255	447
Other	666	447

	29,396	26,637
Valuation allowance	(29,354)	(26,250)

Non-current deferred tax assets:	42	387
Current deferred tax liability:
Fixed assets	(42)	(387)
Change in accounting method	—	—

Non-current deferred tax liabilities	(42)	(387)

Net non-current deferred tax assets (liabilities)	$—	$—

Reconciliations of the statutory federal income tax to the Company’s effective income tax rate during the years ended January 31, 2014, 2013 and 2012 are as follows:

	Year ended January 31,
	2014	2013	2012
Statutory federal rate	34.0%	34.0%	34.0%
State tax—net of federal benefit	5.9	(4.8)	36.3
French research tax credit	7.6	3.2	(54.2)
Changes in reserves for uncertain tax positions	(1.0)	(1.2)	43.8
Stock-based compensation	(1.0)	(1.3)	47.5
Other	(0.8)	(4.8)	(2.6)
Change in valuation allowance	(47.7)	(27.4)	(22.7)

Provision for income taxes	(3.0)%	(2.3)%	82.1%

The Company provided a full valuation allowance for net operating losses, credits and other deferred tax assets for the state of California and U.S. Foreign deferred tax assets are immaterial. A valuation allowance is provided when based upon the available evidence, management concludes that it is more likely than not that some portion of the deferred tax assets will not be realized. The Company maintained a full valuation allowance as of January 31, 2014, 2013 and 2012 due to the uncertainty of realizing future tax benefits from its net operating loss carry-forwards and other deferred tax assets. There was an increase in the valuation allowance during the year ended January 31, 2014 of $5.5 million, an increase of $4.1 million during the year ended January 31, 2013 and a decrease of $48,000 during the year ended January 31, 2012.

The Company has not accrued U.S. income taxes on accumulated undistributed earnings in its foreign subsidiaries because the earnings are intended to be indefinitely reinvested. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated to the U.S.

As of January 31, 2014, the Company had federal net operating loss carry-forwards of $72.5 million, and California net operating loss carry-forwards of $55.8 million. The Company’s federal and state net operating loss carry-forwards begin to expire in 2021 and 2014, respectively.

As of January 31, 2014, the Company had federal foreign tax credit carry-forwards in the amount of $199,000, available to offset U.S. federal income taxes. Unutilized foreign tax credits are allowed as a business deduction upon expiration. The Company also has state research tax credit carry-forwards in the amount of $84,000 as of January 31, 2014. This credit has no expiration period and is carried forward indefinitely until utilized.

Federal and California tax laws impose substantial restrictions on the utilization of net operating losses and credit carry-forwards in the event of an “ownership change” for tax purposes, as defined in Section 382 of the Internal Revenue Code. The Company has determined that ownership changes under Section 382 have occurred and that certain tax attributes will expire due to the limitations imposed by Section 382. Accordingly, the Company has reduced its net operating loss carry-forwards for federal and state purposes by $8.6 million and $3.4 million. In addition, the Company has reduced federal research tax credit carry-forwards by $173,000.

The table of deferred tax assets shown above does not include certain deferred tax assets at January 31, 2014 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for book purposes. Additional paid in capital will be increased by approximately $1,155,000 if and when such deferred tax assets are ultimately realized.

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

A reconciliation of the beginning and ending balances of the gross unrecognized tax benefits during the years ended January 31, 2014, 2013 and 2012 is as follows (in thousands):

	Year ended January 31,
	2014	2013	2012
Unrecognized benefit-beginning of period	$1,314	$1,277	$945
Gross increases-current period tax adjustments	342	65	365
Gross decreases-prior period tax adjustments	(220)	(28)	(33)

Unrecognized benefit-end of period	$1,436	$1,314	$1,277

As of January 31, 2014, the total amount of gross unrecognized tax benefits was $1,436,000 of which $212,000 offsets tax attributes. Unrecognized tax benefits of $1,224,000, if recognized, would affect the effective income tax rate in the period or periods recognized. The net unrecognized tax benefits were included in other non-current liabilities in the consolidated balance sheet as of January 31, 2014 and 2013.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. The Company accrued net interest and penalties of $15,000, $15,000 and $0 during the years ended January 31, 2014, 2013 and 2012. In addition, the Company recorded liabilities for accrued interest and penalties of $50,000 and $35,000 as of January 31, 2014 and 2013.

The Company does not believe there will be an increase or decrease of unrecognized tax benefits that may occur within the next 12 months. To the extent there is an increase or decrease, the Company believes any impact to the effective tax rate would be immaterial.

10. 401(k) Defined Contribution Plan

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

11. Segment Information

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

The Company’s revenue by geographic region, based on the location at which each sale originates, is summarized as follows (in thousands):

	Year Ended January 31,
	2014	2013	2012
Americas	$17,446	$8,250	$19,655
Asia Pacific	10,201	10,908	10,521
EMEA	15,557	19,941	20,470

Total	$43,204	$39,099	$50,646

Included within the Americas total in the above table is revenue from sales originating in the U.S. of $15.3 million, $5.2 million and $15.1 million for the years ended January 31, 2014, 2013 and 2012, respectively.

The Company’s property and equipment, net, by geographic region is summarized as follows (in thousands) as of:

	January 31, 2014	January 31, 2013
Americas	$1,692	$2,229
Asia Pacific	4	4
EMEA	2,228	2,770

Total	$3,924	$5,003

All assets included within the Americas region in the above table are in the U.S. and all assets in the EMEA region are in France.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2014, at the reasonable assurance level.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2014 using the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our evaluation under the COSO framework, management has concluded that our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

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

The information required by this item is incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended January 31, 2014.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended January 31, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended January 31, 2014.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended January 31, 2014.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended January 31, 2014.

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
Date: April 25, 2014

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

Name	Title	Date

/S/ JULIEN SIGNÈS Julien Signès	President, Chief Executive Officer and Director (Principal Executive Officer)	April 25, 2014

/S/ ERIK E. MILLER Erik E. Miller	Chief Financial Officer (Principal Financial and Accounting Officer)	April 25, 2014

/S/ TERRY KRAMER Terry Kramer	Chairman of the Board	April 25, 2014

/S/ KEVIN E. DILLON Kevin E. Dillon	Director	April 25, 2014

/S/ MARCEL GANI Marcel Gani	Director	April 25, 2014

/S/ EDWARD GILHULY Edward Gilhuly	Director	April 25, 2014

/S/ CORENTIN DU ROY DE BLICQUY Corentin du Roy de Blicquy	Director	April 25, 2014

/S/ R. DAVID SPRENG R. David Spreng	Director	April 25, 2014

Exhibit Index

Exhibit Number	Description	Incorporated by reference from form	Incorporated by reference from exhibit number		Date Filed
3.1(a)	Restated Certificate of Incorporation of the Registrant	S-1	3.1	(b)	6/22/2011

3.1(b)	Amended and Restated Bylaws of the Registrant	S-1	3.2	(b)	6/3/2011

4.1	Form of Common Stock Certificate	S-1	4.1		6/22/2011

4.2	Amended and Restated Investors Rights Agreement between the Registrant and certain investors, as amended	S-1	4.2		4/5/2012

10.1	Form of Indemnification Agreement between the Registrant and its officers and directors	S-1	10.1		6/14/2011

10.2#	2000 Stock Option Plan and form of agreements thereunder	S-1	10.2		4/15/2011

10.3#	Amended and Restated 2010 Stock Incentive Plan and form of agreements thereunder	S-1	10.3		5/17/2011

10.4#	Amended and Restated 2012 Stock Incentive Plan and form of agreements thereunder	S-1	10.4		4/24/2012

10.5	Lease between the Registrant and Kashiwa Fudosan America, Inc., as amended	S-1	10.5		4/15/2011

10.6#	Executive Employment Agreement between the Registrant and Julien Signès	S-1	10.6		5/17/2011

10.7#	Offer Letter between the Registrant and Erik E. Miller	S-1	10.7		5/17/2011

10.8#	Offer Letter between the Registrant and Anne M. Lynch	S-1	10.9		5/17/2011

10.9#	Change of Control Severance Agreement between the Registrant and Julien Signès	S-1	10.10		5/17/2011

10.10#	Change of Control Severance Agreement between the Registrant and Erik E. Miller	S-1	10.12		5/17/2011

10.11#	Change of Control Severance Agreement between the Registrant and Anne M. Lynch	S-1	10.14		5/17/2011

10.12#	Amendment of Executive Employment Agreement for Compliance with Section 409A between the Registrant and Julien Signès	S-1	10.15		5/17/2011

10.13#	Amendment of Offer Letter for Compliance with Section 409A between the Registrant and Erik E. Miller	S-1	10.16		5/17/2011

10.14#	Amendment of Offer Letter for Compliance with Section 409A between the Registrant and Anne M. Lynch	S-1	10.18		5/17/2011

10.15#	Restricted Stock Unit Agreement between the Registrant and Anne M. Lynch, dated April 13, 2011	S-1	10.23		6/3/2011

10.16	Standard Manufacturing Agreement between the Registrant and FutureQuest Incorporated	S-1	10.24		6/3/2011

10.17#	Restricted Stock Unit Agreement between the Registrant and Julien Signès, dated January 1, 2012	S-1	10.26		4/5/2012

Exhibit Number	Description	Incorporated by reference from form	Incorporated by reference from exhibit number	Date Filed

10.18#	Restricted Stock Unit Agreement between the Registrant and Erik E. Miller, dated January 1, 2012	S-1	10.26	4/5/2012

10.19	Warrants to Purchase Shares of Preferred Stock dated May 30, 2008 between the Registrant and entities affiliated with Venture Lending & Leasing	S-1	10.29	4/24/2012

10.20#	Change of Control Severance Agreement by and between Ira Goldfarb and Envivio, Inc. effective January 28, 2013	8-K	10.1	1/30/2013

21.1	List of Subsidiaries	S-1	21.1	4/15/2011

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1++	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

++	The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.
#	Denotes management contract or compensatory arrangement.