Form 10-Q
period 2014-04-30
ENVIVIO INC
filed 2014-06-12
CIK 1174266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 30, 2014

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

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding on June 1, 2014 was 27,336,483

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENVIVIO, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(UNAUDITED)

	April 30, 2014	January 31, 2014
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$44,434	$47,873
Accounts receivable, net of allowance for doubtful accounts	9,154	10,766
Inventory	94	75
Prepaid expenses and other current assets	5,130	4,257
Deferred inventory costs	170	177

Total current assets	58,982	63,148

Property and equipment, net	4,108	3,924
Other non-current assets	234	207

Total assets	$63,324	$67,279

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,475	$5,772
Accrued compensation	4,422	5,308
Accrued liabilities	2,493	1,682
Deferred revenue, current	5,451	6,198

Total current liabilities	18,841	18,960

Deferred revenue, net of current portion	500	541
Other non-current liabilities	1,359	1,404
Deferred rent	866	698

Total liabilities	21,566	21,603

Stockholders’ equity:
Common stock	28	28
Additional paid-in capital	155,238	154,562
Accumulated other comprehensive loss	(1,024)	(960)
Accumulated deficit	(112,484)	(107,954)

Total stockholders’ equity	41,758	45,676

Total liabilities and stockholders’ equity	$63,324	$67,279

See notes to condensed consolidated financial statements.

ENVIVIO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(UNAUDITED)

	Three Months Ended April 30,
	(in thousands, except for per share amounts)
	2014	2013
Revenue:
Product	$6,111	$5,669
Professional services and support	2,303	1,793

Total revenue	8,414	7,462

Cost of revenue:
Product	2,051	2,276
Professional services and support	643	465

Total cost of revenue	2,694	2,741

Gross profit	5,720	4,721

Operating expenses:
Research and development	2,500	1,967
Sales and marketing	5,068	5,063
General and administrative	2,680	2,553

Total operating expenses	10,248	9,583

Loss from operations	(4,528)	(4,862)
Interest income, net	2	19
Other expense, net	(32)	(7)

Loss before benefit for income taxes	(4,558)	(4,850)
Income tax benefit	(28)	(111)

Net loss	$(4,530)	$(4,739)

Net loss per share of common stock, basic and diluted	$(0.17)	$(0.18)
Shares used in computing net loss per share of common stock, basic and diluted	27,141,757	27,061,498

See notes to condensed consolidated financial statements.

ENVIVIO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(UNAUDITED)

	Three Months Ended April 30,
	(in thousands)
	2014	2013
Net loss	$(4,530)	$(4,739)
Other comprehensive loss:
Foreign currency translation adjustment	(64)	(20)

Other comprehensive loss:	(64)	(20)

Total comprehensive loss	$(4,594)	$(4,759)

See notes to condensed consolidated financial statements.

ENVIVIO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(UNAUDITED)

	Three Months Ended April 30,
	2014	2013
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,530)	$(4,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	656	734
Stock-based compensation	613	519
Bad debt expense (recovery)	14	(6)
Loss on disposal of fixed assets	(10)
Changes in operating assets and liabilities:
Accounts receivable	1,599	(591)
Inventory	(19)	163
Prepaid expenses and other current assets	(873)	(443)
Deferred inventory costs	6	90
Other non-current assets	(27)	(7)
Accounts payable, accrued liabilities and accrued compensation	665	(483)
Deferred revenue	(787)	279
Other non-current liabilities and deferred rent	152	(158)

Net cash used in operating activities	(2,541)	(4,642)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales and maturities of short-term investments	—	2,510
Capital expenditures	(830)	(407)

Net cash provided by (used in) investing activities	(830)	2,103

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options exercised	62	45
Repayment of French governmental research grant	(66)	—

Net cash provided by (used in) financing activities	(4)	45

Effect of exchange rate changes on cash and cash equivalents	(64)	(3)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,439)	(2,497)
CASH AND CASH EQUIVALENTS - Beginning of period	47,873	51,344

CASH AND CASH EQUIVALENTS - End of period	$44,434	$48,847

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$—	$—

Taxes paid	$—	$—

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) which Envivio Inc. considers necessary for a fair statement of the results of operations for the interim periods covered and the consolidated financial condition of the Company at the date of the balance sheets. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on April 25, 2014 (“2014 Form 10-K”). The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending January 31, 2015, or any other future period.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, allowances for doubtful accounts, valuation of deferred inventory costs, useful lives of property and equipment, valuation of deferred tax assets, research and development credit, valuation of equity and liability instruments and stock-based compensation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments of the carrying values of assets and liabilities. Actual results could differ materially from these estimates.

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 1 of its audited consolidated financial statements included in its 2014 Form 10-K. There have been no material changes to these significant accounting policies during the three months ended April 30, 2014.

Recent Accounting Pronouncements

        In April 10, 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This guidance raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The guidance is effective for the Company beginning in the first quarter of fiscal 2015. The Company does not expect the adoption of ASU 2014-08 to have a material impact on its financial position, results of operations or cash flows.

On May 28, 2014, the FASB issued ASU 2014-09 regarding ASC Topic 606 “Revenue from Contracts with Customers.” This ASU provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU will be effective for the Company’s fiscal year beginning February 1, 2017. Early adoption is not permitted. The Company is currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

2. Balance Sheet Items

Accounts receivable, net of allowance for doubtful accounts, consists of the following (in thousands):

	April 30, 2014	January 31, 2014
Accounts receivable
Accounts receivable, gross	$10,713	$12,311
Allowance for doubtful accounts	(1,559)	(1,545)

Accounts receivable, net	$9,154	$10,766

Prepaid expenses and other current assets are comprised of the following (in thousands):

	April 30, 2014	January 31, 2014
Foreign tax credits refundable	$3,203	$2,499
Prepaid expenses	1,927	1,758

Prepaid expenses and other current assets	$5,130	$4,257

Property and equipment, net, consist of the following (in thousands):

	April 30, 2014	January 31, 2014
Computer and equipment	$10,768	$9,954
Software	1,347	1,340
Furniture and fixtures	2,026	2,032
Leasehold improvements	170	130

Total property and equipment	14,311	13,456
Less: accumulated depreciation and amortization	(10,203)	(9,532)

Property and equipment, net	$4,108	$3,924

Total depreciation and amortization expense was $656,000 and $734,000 during the three months ended April 30, 2014 and 2013, respectively.

3. Fair Value of Financial Instruments

The fair value of the Company’s financial assets measured on a recurring basis is as follows (in thousands):

	April 30, 2014				January 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (included in cash and cash equivalents)	$40,362	$—	$—	$40,362	$43,846	$—	$—	$43,846

4. Line of Credit and Other Non-Current Liabilities

The Company did not have any debt outstanding as of April 30, 2014 and January 31, 2014.

Line of Credit

In November 2010, the Company entered into a revolving line of credit with a commercial lender that allowed for draws of up to $5.0 million for general corporate purposes. Amounts borrowed were to be repaid prior to the maturity date in November 2012.

On July 31, 2012, the Company amended its revolving line of credit agreement with a commercial lender to increase the amount available from $5.0 million to $10.0 million for general corporate purposes and to extend the maturity date to July 2014. Under the terms of this amendment, interest accrues at a floating per annum rate equal to the greater of either (x) the prime rate plus 0.75% or (y) 4.00% and the Company is required to pay commitment fees of $25,000 per year. The Company is subject to financial covenants requiring the Company to maintain a ratio of unrestricted cash, cash equivalents and eligible accounts receivable to current liabilities less deferred revenue of at least 1.50 to 1.00. As of April 30, 2014, the Company was in compliance with the covenants under the line of credit facility, as amended.

The Company has not drawn down any outstanding amount on this line of credit during the three months ended April 30, 2014 and does not have an outstanding balance as of April 30, 2014.

French Governmental Research Grants

The Company receives repayable research grants from regional French governmental agencies to fund research and development activities. The French governmental research grants payable were $376,000 and $451,000 as of April 30, 2014 and January 31, 2014, respectively, and are included in accrued liabilities and other non-current liabilities. Besides the French governmental research grants, $1.2 million and $1.3 million of long-term tax liability are also included in other non-current liabilities as of April 30, 2014 and January 31, 2014, respectively.

5. Commitments and Contingencies

Operating Leases

The Company leases facilities under operating leases expiring at various dates through 2021. As of April 30, 2014, future minimum payments under the Company’s non-cancellable leases are as follows (in thousands):

Year ending January 31,	Future Lease payments
2015 (remaining nine months)	$690
2016	905
2017	689
2018	642
2019	627
Thereafter	1,620

Total	$5,173

On November 8, 2013, the Company entered into a new thirty-nine month operating lease agreement on approximately 2,806 square feet for an office in Denver, Colorado. The commencement date was February 1, 2014. The average monthly rent is $4,209. The total future minimum payments of $164,000 under this operating lease agreement are included in the above table.

Rental expense totaled $291,000 and $285,000 during the three months ended April 30, 2014 and 2013, respectively.

Litigation Matters

On October 5, 2012 a complaint captioned Wiley v. Envivio, Inc., et al. CIV-517185 was filed in the Superior Court of California, County of San Mateo, naming as defendants the Company, each of its directors, its chief executive officer, its chief financial officer, and certain underwriters of its IPO. The lawsuit purports to be a class action on behalf of purchasers of shares issued in the IPO and generally alleges that the registration statement for the IPO contained materially false or misleading statements. The complaint purports to assert claims under the Securities Act of 1933, as amended, and seeks unspecified damages and other relief. On October 19, 2012 a similar complaint captioned Toth v. Envivio, Inc. et al. CIV-517481 was filed in the same court. On November 2, 2012 defendants removed the cases to the United States District Court for the Northern District of California where they were assigned case numbers 12-cv-05637-CRB and 12-cv- 05636-CW. A similar complaint was filed in the United States District Court for the Northern District of California on December 20, 2012 entitled Thomas v. Envivio, Inc., et al. C 12-06464. The Wiley and Toth actions were subsequently remanded to the San Mateo Superior Court, where they are now pending, and the Thomas case was voluntarily dismissed without prejudice. On February 28, 2014, a complaint was filed in the United States District Court for the Northern District of California entitled Gary Silverberg v. Envivio, Inc. et al., Civil No. 14-cv-00933-PJH. The complaint purports to be on behalf of a class of purchasers of the Company’s securities between April 25, 2012 and September 7, 2012. It names as defendants the Company and the Company’s chief executive officer and chief financial officer, and seeks unspecified damages and other relief for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The Company is, at this time, unable to assess whether any loss or adverse effect on its financial condition is probable or remote or to estimate the range of potential loss, if any.

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company is not currently a party to any other litigation matters that, individually or in the aggregate, are expected to have a material adverse effect on the Company’s business, financial condition or results of operations.

Indemnification

The Company may in the ordinary course of business agree to defend and indemnify some customers against legal claims that the Company’s products infringe on certain U.S. patents or copyrights. To date, the Company has not been required to make any payments resulting from any such infringement, and no amounts have been accrued for such matters. Certain of the Company’s employment agreements with its officers, arrangements with members of the board of directors and the Company’s Restated Certificate of Incorporation and Bylaws, also include indemnification provisions. As a result, the Company intends to indemnify its directors and officers in connection with being named as defendants in the purported class action IPO-related litigation and other related lawsuits. In addition, pursuant to the terms of the Company’s underwriting agreement with the representatives of the several underwriters of the Company’s initial public offering, the Company may be required to indemnify the underwriters for certain matters, subject to the terms and conditions contained in the underwriting agreement and applicable law. As a result, the Company is indemnifying the underwriters for their expenses incurred in connection with being named as defendants in the purported class action IPO-related litigation. The Company expenses such costs in the period in which such costs are incurred. The terms of the Company’s indemnification obligations may vary.

6. Stockholders’ Equity

Common Stock

Shares of common stock authorized, issued and outstanding, as of April 30, 2014 and January 31, 2014 consist of the following:

	April 30, 2014		January 31, 2014
	Authorized	Issued and Outstanding	Authorized	Issued and Outstanding
Common stock	100,000,000	27,235,650	100,000,000	27,119,548

Shares of common stock reserved for issuance on an as-if converted basis are as follows as of April 30, 2014 and January 31, 2014:

	April 30, 2014	January 31, 2014
Exercise and vesting of stock-based awards	3,908,497	3,844,374
Available for option grants	1,898,965	1,003,608
Exercise of common stock warrants	36,000	36,000

	5,843,462	4,883,982

Convertible Preferred Stock Warrants

Immediately prior to the closing of the IPO on April 24, 2012, an outstanding warrant to purchase 36,000 shares of convertible preferred stock was converted into a warrant to purchase 36,000 shares of common stock on a one-to-one basis. Upon the conversion of the underlying convertible preferred stock, the Company remeasured the related warrant liability to fair value with the remaining amounts being reclassified to additional paid-in capital.

7. Stock Option Plan

Stock Option Plans

The Company adopted its stock option plan in 2000 (the “2000 Plan”). Under the 2000 Plan, as amended, the Company was able to grant options to purchase up to 1,181,689 shares of common stock to certain employees, directors and consultants. Under the terms of the 2000 Plan, the Company may grant incentive stock options (“ISO”), non-statutory stock options (“NSO”), common stock purchase agreements (“CSPA”) and stock purchase rights (“SPR”). Such awards are exercisable at prices generally equal to the fair value of the Company’s common stock at the date of grant, as determined by the board of directors. Awards granted under the 2000 Plan generally vest over four years with a six-month cliff period and may be exercised for a period of up to ten years. Vested options generally expire 30 days after termination of employment. In December 2010, the board of directors approved a decrease in the number of shares of common stock reserved for issuance under the 2000 Plan to 644,366 shares. No shares were available for future grant under the 2000 Plan as of January 31 and April 30, 2014, due to the adoption of the stock incentive plan described below.

The Company adopted the 2010 stock incentive plan (the “2010 Plan”) in June 2010. The 2010 Plan provides that only employees are eligible for the grant of ISOs and that employees, consultants and outside directors are eligible for the grant of NSOs. The 2010 Plan also allows for the grant of SPRs and restricted stock units (“RSU”). Awards granted under the 2010 Plan also generally vest over four years with a six-month cliff period and may be exercised for a period of up to ten years. Vested options generally expire three months after termination of employment. No shares were available for future grant under the 2010 Plan as of January 31 and April 30, 2014 due to the adoption of a new stock incentive plan as more fully described below.

The Company adopted the 2012 stock incentive plan (the “2012 Plan”) in June 2011, as amended in April 2012. The 2012 Plan provides that only employees are eligible for the grant of ISOs and that employees, consultants and outside directors are eligible for the grant of NSOs. The 2012 Plan also allows for the grant of SPRs, RSUs and other types of equity awards. Awards granted under the 2012 Plan also generally vest over four years with a twelve-month cliff period and may be exercised for a period of up to ten years. In general, the vesting of awards granted under the 2012 Plan accelerates as to 25% of the then remaining unvested portion of the awards upon a change in control of the Company. Vested options generally expire three months after termination of employment. Shares of common stock reserved for issuance under the 2012 Plan consist of 1,898,965 and 1,003,608 shares as of April 30, 2014 and January 31, 2014, respectively. The number of shares that have been authorized for issuance under the 2012 Plan will be automatically increased on the first day of each fiscal year beginning in fiscal 2014 and ending in fiscal 2023, in an amount equal to the least of (i) 2,000,000 shares, (ii) 4% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, or (iii) another amount determined by the Company’s board of directors.

At the beginning of fiscal 2015, the board of directors ratified an increase in the number of shares authorized for issuance under the 2012 Plan based on 4% of the outstanding shares of the Company’s common stock on the last day of fiscal year 2014, or 1,084,782 shares. These shares were registered under the Securities Act of 1933 on Securities and Exchange Commission Form S-8 filed on May 9, 2014.

The following table summarizes the stock-based award activity for the 2000 Plan, 2010 Plan and the 2012 Plan during the three months ended April 30, 2014:

	Shares Available For Grant	Stock Options and SPRs Outstanding	Weighted- Average Exercise Price	Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
January 31, 2014	1,003,608	3,486,348	$1.65	7.5	$8,530
Additional options authorized	1,084,782	—	—
Options granted	(230,042)	230,042	3.26
Options expired and forfeited	49,817	(49,817)	3.43
Plan shares expired	(9,200)	—	—
Exercised	—	(115,102)	0.54

April 30, 2014	1,898,965	3,551,471	1.77	7.4	$4,840

Vested and expected to vest - April 30, 2014		3,520,606	1.76	7.4	$4,830

Vested-April 30, 2014		2,123,729	1.22	6.4	$4,044

Stock Purchase Rights and Common Stock Purchase Agreements

The Company grants SPRs to its French employees and in limited past instances, CSPAs to service providers in the U.S. The SPRs and CSPAs provide the holder with a note equal to the aggregate exercise price of the related options, therefore, allowing the holder to legally exercise the related options at the time of issuance in consideration of the notes. Generally, the SPRs and CSPAs are subject to a vesting period of four years with the Company retaining the right to repurchase unvested shares at the aggregate exercise price of the underlying options. In the event that a holder’s status as an employee ceases for any reason, the notes and the related options are cancelled. As of April 30, 2014 and January 31, 2014, 392,479 shares were subject to repurchase under the provisions of the SPRs and 97,464 shares were subject to repurchase under the provisions of the CSPAs.

The notes receivable issued to employees in conjunction with the SPRs and CSPAs are secured by the underlying shares and carry interest rates ranging from 2.1% to 5.9%. While the note terms indicate that they are full recourse, the Company has not pursued recourse in instances when a note receivable balance exceeds the fair value of the shares at the date of repurchase, and accordingly, the exercises of the SPRs and CSPAs have been considered non-substantive. Notes receivable relating to the SPRs and CSPAs are not recorded on the consolidated balance sheet due to the non-substantive exercise consideration. Accordingly, the SPRs and CSPAs have been accounted for as stock options and are included within the outstanding stock options as of each balance sheet date presented.

Restricted Stock Units

The Company grants RSUs to employees, executives and directors of the Company. As of April 30, 2014 the Company had 357,026 RSUs outstanding.

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

During the three months ended April 30, 2014, the Company recorded $26,000 of stock-based compensation related to RSUs with service, market and performance-based vesting. During the three months ended April 30, 2014, the Company recorded $78,000 of stock-based compensation related to RSUs with only service-based vesting.

A summary of the Company’s RSU activity for the three months ended April 30, 2014 is presented below:

	RSUs Outstanding	Weighted Average Grant Date Fair Value
January 31, 2014	358,026	$6.50
Released	(1,000)	3.61

April 30, 2014	357,026	$6.51

Stock-based Compensation

Total stock-based compensation expense during the three months ended April 30, 2014 and 2013 are recognized in the consolidated statements of operations as follows (in thousands):

	Three Months Ended April 30,
	2014	2013
Cost of revenue	$7	$1
Research and development	35	24
Sales and marketing	82	90
General and administrative	489	404

Total stock-based compensation	$613	$519

The weighted average assumptions used to estimate the fair value of the Company’s employee stock options at the grant dates during the three months ended April 30, 2014 and 2013 were as follows:

	Three Months Ended April 30,
	2014	2013
Expected term (in years)	6.3	6.1
Volatility	71%	57%
Risk-free interest rate	2.0%	1.1%
Expected dividend	0%	0%

As of April 30, 2014, total compensation cost not yet recognized for unvested stock option grants and unvested stock awards were $2.2 million and $156,000 respectively, which are expected to be recognized over the following 2.8 years and 1.0 years based on the weighted average vesting term, respectively.

8. Net Loss per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share during the three months ended April 30, 2014 and 2013 (in thousands, except for share and per share amounts):

	Three Months ended April 30,
	2014	2013
Net loss	$(4,530)	$(4,739)
Shares used in computing net loss per share attributable to common stockholders, basic and diluted	27,141,757	27,061,498

Net loss per share attributable to common stockholders, basic and diluted	$(0.17)	$(0.18)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	Three Months Ended April 30,
	2014	2013
Stock options to purchase common stock	3,061,528	2,435,126
Shares purchased with notes (SPRs and CSPAs)	489,943	489,943
Common stock warrants	36,000	36,000
Restricted stock units	357,026	255,576

9. Income Taxes

We are subject to taxation in the U.S. and various state and foreign jurisdictions. We record liabilities for income tax contingencies based on our best estimate of the underlying exposures. We are open for audit by the U.S. Internal Revenue Service and state tax jurisdictions for all tax years since inception. With the exception of the 2010 and 2011 tax years, we remain open for audit by the French tax authorities from the year 2008 to current. Most other foreign jurisdictions have statute of limitations that range from three to six years. We are not currently under examination by income tax authorities in federal, state or foreign jurisdictions.

Our effective tax rate is a blended rate resulting from the composition of taxable income in the various global jurisdictions in which we conduct business. We record a full valuation allowance against our deferred tax assets in the jurisdictions where there is insufficient certainty surrounding the realization of deferred tax assets through future taxable income.

For the three months ended April 30, 2014 and 2013, we recorded an income tax benefit of ($28,000) and ($111,000), respectively. The income tax benefit for the three months ended April 30, 2014 is primarily the result of the release during the first quarter of fiscal 2015 of a $165,000 reserve for an uncertain tax position related to our France entity due to the lapse in statute of limitations for the tax year 2011, partially offset by various foreign and state and local income taxes. The income tax benefit for the three months ended April 30, 2013 was comprised of the release during the first quarter of fiscal 2014 of a $205,000 reserve for an uncertain tax position related to our France entity due to the lapse in statute of limitations for the tax year 2010, partially offset by various foreign and state and local income taxes.

In compliance with applicable guidance for accounting for uncertainty in income taxes, we had gross unrecognized tax benefits, which included provisions for estimated interest and penalties, of approximately $1,400,000 as of April 30, 2014, and approximately $1,200,000 as of April 30, 2013. If all of April 30, 2014 unrecognized tax benefits were recognized, $1,222,000 would impact the provision for income taxes, with the remainder resulting in adjustments to other tax accounts, primarily deferred taxes. The Company believes that it is reasonably possible that approximately $63,000 of its currently other remaining unrecognized tax benefits may be recognized within the 12 months beginning April 30, 2014, as a result of a lapse of the statute of limitations.

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

The Company’s revenue by geographic region, based on the location at which each sale originates, is summarized as follows (in thousands):

	Three Months Ended April 30,
	2014	2013
Americas	$2,966	$2,599
Asia Pacific	2,415	1,912
EMEA	3,033	2,951

Total	$8,414	$7,462

Included within the Americas total in the above table is revenue from sales originating in the U.S. of $2.6 million and $2.4 million during the three months ended April 30, 2014 and 2013, respectively.

The Company’s property and equipment, net, by geographic region is summarized as follows (in thousands):

	April 30, 2014	January 31, 2014
Americas	$1,888	$1,692
Asia Pacific	7	4
EMEA	2,213	2,228

Total	$4,108	$3,924

All assets included within the Americas region in the above table are in the U.S. and all assets in the EMEA region are in France.

Customers representing 10% or greater of total revenue for the periods presented were as follows (in percentages):

	Three Months Ended April 30,
	2014	2013
Comcast Cable	29%	*
Huawei Technologies	10%	*
Increditek	*	19%
Motorola Mobility	*	11%

*	Less than 10%

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

Our software-based approach to developing a flexible solution while delivering high-quality video has led to the development of several key products throughout our history. From 2001 to 2004, we introduced several new products targeting the MPEG-4 standard, which allowed us to address various markets utilizing this standard. We focused on our expansion into Asia in 2005 by providing the IPTV system for a service provider in China and a mobile digital TV service provider in Japan. In 2007, we developed our first all IP-based headend, an innovative and cost-reducing design for consumer video distribution, and our first AVS encoder, which allowed us to address the expanding video services market in China. In 2008, we introduced the world’s first three-screen convergence encoder, which enabled operators to deliver video to three screens (mobile, PC and TV) from a single product. In 2010, we introduced 3D TV support with multi-video encoding standard on our C4 encoder, as well as support for the expanding set of mobile and web streaming formats. In November 2010, we launched a new class of product, a network media processor, which we call Halo, which enables the optimization of networks for distribution of multi-screen, multi-format video. In December 2011, we released Muse, our new multi-screen software designed for live or file-based video transcoding and distribution to any device. In September 2012, we introduced the 4Caster G4 encoding appliance for the Muse software-based encoder family which offers more density compared to the previous platform, with the potential for further density improvements. In March 2013, we introduced our early access program for HEVC encoding, based on the latest compression standard, HEVC (H.265), which can deliver up to 50% bandwidth improvement compared to MPEG-4 AVC. Our Halo™ Experience Server, which we announced in April 2013, is an innovative new multi-screen technology that allows operators to further personalize the user experience based on individual viewer requests. In September 2013, we also publicly demonstrated 4K Ultra HD compression using Muse encoders for the first time. Ultra HD provides high video quality with up to four times as many pixels as 1080p HDTV, twice the frame rate, and a broader color range with the new BT 2020 standard.

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

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of personnel costs, sales commissions, travel costs, costs for marketing programs and facilities costs. We continue to closely monitor sales and marketing expenses and augment our sales force in key areas to further expand our strategic relationships with current and future channel partners and direct customers. We expect these expenses to grow modestly over time.

General and Administrative Expenses

General and administrative expenses primarily consist of personnel, professional services and facilities costs related to our executive, finance, human resource and information technology functions. Professional services costs consist of outside legal, accounting and information technology consulting costs. As a public company, we expect to continually incur costs related to compliance with rules and regulations enacted by the SEC. Such costs include additional professional services costs, additional insurance, investor relations and similar costs associated with being a public company.

Interest Income (Expense), net

Interest income (expense), net, consists primarily of interest income from our cash and cash equivalent balances held during the fiscal year and interest expense when we have balances related to our line of credit.

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

Critical Accounting Policies, Judgments and Estimates

There have been no material changes to our critical accounting policies, judgments and estimates during the three months ended April 30, 2014 from those disclosed in our annual report on Form 10-K for the year ended January 31, 2014 filed with the Securities and Exchange Commission on April 25, 2014.

Three Months Ended April 30, 2014 Compared to the Three Months Ended April 30, 2013

The following table presents our historical operating results and the changes in these results in dollars (in thousands) and as a percentage for the periods presented:

	Three Months Ended April 30,		$ Change	% Change
	2014	2013
Revenue:
Product	$6,111	$5,669	442	8%
Professional services and support	2,303	1,793	510	28%

Total revenue	8,414	7,462	952	13%

Cost of revenue:
Product	2,051	2,276	(225)	-10%
Professional services and support	643	465	178	38%

Total cost of revenue	2,694	2,741	(47)	-2%

Gross profit	5,720	4,721	999	21%

Gross profit%	68%	63%		5%
Operating expenses:
Research and development	2,500	1,967	533	27%
Sales and marketing	5,068	5,063	5	0%
General and administrative	2,680	2,553	127	5%

Total operating expenses	10,248	9,583	665	7%

Loss from operations	(4,528)	(4,862)	334	-7%
Interest income, net	2	19	(17)	-89%
Other expense, net	(32)	(7)	(25)	357%

Loss before benefit for income taxes	(4,558)	(4,850)	292	-6%
Income tax benefit	(28)	(111)	83	-75%

Net loss	(4,530)	(4,739)	209	-4%

Revenue

Our total revenue increased by $1.0 million, or 13%, to $8.4 million during the three months ended April 30, 2014 from $7.5 million during the three months ended April 30, 2013. Product revenue slightly increased by $442,000 primarily due to increased sales across all of our regions, particulary in North America, and driven by large orders from our existing tier 1 service providers. We also attribute this increase to improvements in overall sales execution, growing market acceptance of software-based solutions for multiscreen video processing, and stronger market demand compared to the same prior year period. Our professional services and support revenue increased primarily due to stronger sales of professional services and support related to a larger install base compared to the same prior year period.

Cost of Revenue and Gross Profit

Our gross margin percentage increased from 63% during the three months ended April 30, 2013 to 68% during the three months ended April 30, 2014. Our product gross margin percentage increased from 60% to 66%, which was primarily due to more sales of our higher margin software-only products during the three months ended April 30, 2014. This was offset by a decrease in gross margin on professional services and support from 74% to 72%, which is due to increased costs relating to strategic expansion of our professional services and support team to better support and serve our service provider customers, which includes costs related to the opening of our Denver, Colorado office.

Operating Expenses

Our operating expenses increased by $665,000, or 7%, to $10.2 million during the three months ended April 30, 2014 from $9.6 million during the three months ended April 30, 2013.

Research and Development Expenses

Research and development expenses increased $533,000, or 27%, to $2.5 million during the three months ended April 30, 2014 from $2.0 million during the three months ended April 30, 2013, primarily due to an increase of $700,000 in salaries, employee related costs and consultants relating to various projects which include extension of our Muse software to a new platform and focus on our 4K Ultra HD technology, offset by an expected increase of $300,000 in the French governmental research tax credit during the period. Although we are devoting substantial resources to the development of additional functionality for our existing products and the development of new products, we are focusing on only deploying resources to activities that align with our overall corporate strategy. We expect research and development expenses to increase for the year ended January 31, 2015 compared to the year ended January 31, 2014.

Sales and Marketing Expenses

Sales and marketing expenses remained the same at $5.1 million during the three months ended April 30, 2014 and 2013. Headcount and consulting related expenses increased by $160,000 due to the expansion of our professional services and support team, and was largely offset by a decrease of $129,000 in overall marketing activities. We expect sales and marketing expenses for the year ended January 31, 2015 to remain substantially the same compared to the year ended January 31, 2014 as we continue to monitor our sales and marketing expenses to ensure they align with our overall corporate strategy.

General and Administrative Expenses

General and administrative expenses increased by $127,000, or 5%, to $2.7 million during the three months ended April 30, 2014 from $2.6 million during the three months ended April 30, 2013, primarily due to a $280,000 increase in legal costs mainly relating to our ongoing litigation and $89,000 in stock compensation expense, largely offset by a decrease of $198,000 due to decreased headcount which resulted in lower salary, bonus and other employee related costs. We expect our general and administrative expenses for the year ended January 31, 2015 to remain substantially the same compared to the year ended January 31, 2014 as we continue to monitor our general and administrative expenses to ensure they align with our overall corporate strategy.

Interest Income, net

Interest income net, decreased by $17,000, or 89%, from $19,000 during the three months ended April 30, 2013 to $2,000 during the three months ended April 30, 2014. The decrease was primarily due to a decrease in interest income earned from short-term investments as our short-term investments matured during our 2014 fiscal year. Upon maturity, proceeds have not been reinvested.

Other Expense, net

Other expense, net, increased by $25,000, or 357%, from $7,000 during the three months ended April 30, 2013 to $32,000 during the three months ended April 30, 2014. This change was primarily due to foreign currency losses during the three months ended April 30, 2014 compared to the three months ended April 30, 2013.

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

We believe that our existing cash and cash equivalents as of April 30, 2014 will be sufficient to fund our operations and capital expenditures for at least the next 12 months. However, management may in the future elect to finance operations by utilizing our credit facilities or selling equity securities. If additional funding is required, there can be no assurance that additional funds will be available to us on acceptable terms on a timely basis, if at all, or that we will generate sufficient cash from operations to adequately fund our operating needs or sustain profitability. If we are unable to raise additional capital or generate sufficient cash from operations to adequately fund our operations, we will need to curtail planned activities to reduce costs. Doing so will likely have an unfavorable effect on our ability to execute on our business plan.

Cash Requirements

As of April 30, 2014, our cash and cash equivalents totaled $44.4 million. In November 2013, we issued an irrevocable standby letter of credit of $500,000 against our revolving loan facility for a tender bond to be issued in connection with a customer proposal. The irrevocable standby letter of credit expired on May 15, 2014. As a result, our borrowing availability as of April 30, 2014 was $10.0 million, which expires in July 2014.

Financial Condition (Sources and Uses of Cash)

Our cash and cash equivalents consisted of cash deposits and money market funds with a total amount of $44.4 million as of April 30, 2014.

Our cash flows during the three months ended April 30, 2014 and 2013 are summarized as follows:

	Three Months Ended April 30,
	2014	2013
	(in thousands)
Net cash used in operating activities	$(2,541)	$(4,642)
Net cash provided by (used in) investing activities	(830)	2,103
Net cash provided by (used in) financing activities	(4)	45

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

Cash used in operating activities of $2.5 million during the three months ended April 30, 2014 reflected a net loss of $4.5 million, partially offset by a decrease in net operating assets of $716,000 and non-cash charges of $656,000 for depreciation and amortization and $613,000 for stock-based compensation. The decrease in net operating assets was primarily due to a decrease of $1.6 million in accounts receivable and an increase of $665,000 in accounts payable, accrued liabilities and accrued compensation, offset by an increase of $873,000 in prepaid expense and other current assets and a decrease of $787,000 in deferred revenue. The decrease in accounts receivable was primarily due to lower revenue, and the increase in accounts payable, accrued liabilities and accrued compensation primarily resulted from higher operating expenses relative to prior quarter. Deferred revenue decreased during the three months ended April 30, 2014 primarily due to recognition of a large system integrator project during the current period.

Cash used in operating activities of $4.6 million during the three months ended April 30, 2013 reflected a net loss of $4.7 million, partially offset by an increase in net operating assets of $1.2 million and non-cash charges of $734,000 for depreciation and amortization and $519,000 for stock-based compensation. The increase in net operating assets was primarily due to an increase of $591,000 in accounts receivable, an increase of $443,000 in prepaid expenses and other current assets, a decrease of $483,000 in accounts payable, accrued liabilities and accrued compensation, offset by an increase of $279,000 in deferred revenue. The increase in accounts receivable was primarily due to a higher concentration of sales in regions where customary payment terms are often longer such as East Asia, India and the Middle East. The decrease in accounts payable and accrued liabilities primarily resulted from lower revenue and thus, less amounts due to our third-party contract manufacturer.

Cash Flows from Investing Activities

During the three months ended April 30, 2014, cash used investing activities consisted of $830,000 capital expenditures, primarily for the purchase of equipment.

During the three months ended April 30, 2013, cash provided by our investing activities consisted of net $2.5 million from sales and maturities of corporate bond investments in accordance with guidelines set forth in our investment policy, offset by capital expenditures amounting to $407,000 primarily for the purchase of equipment.

Cash Flows from Financing Activities

During the three months ended April 30, 2014, cash used in financing activities was $4,000, due to repayments of French governmental research grants of $66,000 offset by $62,000 in cash proceeds from the exercise of stock options.

During the three months ended April 30, 2013, cash provided by financing activities was $45,000, as a result of cash proceeds from the exercise of stock options.

Off-Balance Sheet Arrangements

As of April 30, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of April 30, 2014:

	Payments Due by Period
Contractual Obligations:	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(in thousands)
Operating Lease obligations	$690	$1,594	$1,269	$1,620	$5,173
French Governmental research grant repayments	263	113	—	—	376
Uncertain tax positions	63	1,159	—	—	1,222

Total	$1,016	$2,866	$1,269	$1,620	$6,771

We outsource the manufacturing, assembly and testing of our encoding products to FutureQuest Incorporated (“FQ”). We generally do not use custom materials in our products and therefore, our obligation to FQ is limited to purchase orders. To the extent that we cancel a purchase order, we are only liable to the extent that FQ cannot otherwise utilize those components. To date, we have never been required to purchase any such components. Our outstanding purchase orders are not material as of April 30, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Risk

Most of our sales are denominated in U.S. dollars, and therefore, our revenues are not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro relative to the U.S. dollar. We have a large research and development facility in France and pay our employees located in France in Euros. To date, we have not entered into any hedging contracts. During the three months ended April 30, 2014, a 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our expenses are denominated would have had an estimated impact of approximately $0.6 million on our financial position and results of operations.

Interest Rate Sensitivity

We had cash and cash equivalents of $44.4 million as of April 30, 2014. Our cash and cash equivalents are held primarily in cash deposits and money market funds, and our short-term investments held primarily in corporate bonds had all matured in fiscal year 2014. We hold our cash and cash equivalents for working capital purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. During the three months ended April 30, 2014, a 10% appreciation or depreciation in overall interest rates would not have had a material impact on our interest income.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of April 30, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended April 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We depend on the capital spending of telecommunications, cable and satellite service providers, as well as broadcast, media and Internet content providers for a substantial majority of our revenue. Any material decrease or delay in capital spending in these industries as a result of many factors including industry consolidation and seasonal spending patterns has in the past and could continue in the future to negatively impact our operating results, financial condition and cash flows.

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

Our customers’ capital spending patterns are dependent on a variety of factors, including:

•	the impact of industry consolidation;

•	overall demand for communications services and consumer acceptance of new video and data services;

•	competitive pressures, including pricing pressures;

•	access to financing;

•	general economic conditions;

•	annual capital spending budget cycles of our customers and each of the industries that our customers serve;

•	federal, local and foreign government regulation of telecommunications and television broadcasting;

•	evolving industry standards and network architectures; and

•	discretionary consumer spending patterns.

In the past, specific factors contributing to reduced capital spending by our customers have included:

•	delays in the evaluation of new services, standards and system architectures by many operators;

•	emphasis by operators on generating revenue from existing customers, rather than from new customers through new construction or network upgrades;

•	a reduction in the amount of capital available to finance projects;

•	proposed and completed business combinations and divestitures by our customers and the length of regulatory review thereof; and

•	bankruptcies and financial restructuring of customers.

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

Excluding our fiscal year 2012, when we recorded net income of $138,000, we have incurred significant losses since our inception, including net losses of $4.5 million and $4.7 million during the three months ended April 30, 2014 and 2013, respectively. As of April 30, 2014, we had an accumulated deficit of $112.5 million. These losses have resulted principally from lower sales compared to costs incurred in our research and development programs and sales and marketing programs. We may incur operating losses for at least the foreseeable future as a result of the expenses associated with the continued development and expansion of our business. Additionally, since we are a public company, our general and administrative expenses have increased due to the additional operational and reporting costs associated with being a public company. We may also increase our research and development expenses. Our ability to attain profitability in the future will be affected by, among other things, our ability to execute on our business strategy, the continued acceptance of our products, the timing and size of customer orders, the sales prices of our products, the costs of our products, and the extent to which we invest in our sales and marketing, research and development, and general and administrative resources. If we are unable to attain profitability, our business would be harmed and our stock price could decline.

We rely on systems integrators, who serve as our channel partners, for a significant portion of our revenue, and disruptions to, or our failure to develop and manage, our relationships with these channel partners and the processes and procedures that support them could materially and adversely affect our business.

We generate a significant portion of our revenue through sales to channel partners, principally to assist us with the integration of our software-based solution with other third-party products to provide a tailored solution for the end-customer. Our aggregate revenue through sales to channel partners was $3.0 million and $5.0 million during the three months ended April 30, 2014 and 2013, respectively. We expect that these sales to channel partners will continue to generate a significant percentage of our revenue in the future. Accordingly, our future success is highly dependent upon establishing and maintaining successful relationships with a variety of channel partners.

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

Our operating results have fluctuated in the past and are likely to continue to fluctuate in the future, on an annual and a quarterly basis, as a result of several factors, many of which are outside of our control. For example, our revenue for the quarter ended April 30, 2014 was $8.4 million compared to $12.5 million for the quarter ended January 31, 2014 due to typical seasonal declines in our business as well as industry reorganization and consolidation by some of our North American customers.

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

We have derived substantially all of our revenue from a single line of products, and a decline in demand for these products could cause our revenue to grow more slowly or to decline.

Our multi-screen video delivery product line has accounted for substantially all of our revenue and will continue to comprise a significant portion of our revenue for the foreseeable future. As a result, our revenue could be reduced by:

•	the failure of our products to achieve broad market acceptance;

•	any decline or fluctuation in demand for our products, whether as a result of product obsolescence, technological change, customer budgetary constraints or other factors;

•	any constraint on our ability to meet demand for our products, whether as a result of component supply constraint or the inability or unwillingness of our contract manufacturer to timely deliver products;

•	pricing pressures;

•	the introduction of products and technologies by competitors that serve as a replacement or substitute for, or represent an improvement over, these products;

•	an order resulting from a judgment of patent infringement or otherwise, that restricts our ability to market and sell our products; and

•	our inability to release enhanced versions of our products, including any related software upgrades, on a timely basis.

We do not have a large portfolio of other products that we sell which could reduce the impact of a decline in demand or other slowdown in the sales of our multi-screen video delivery products. As a result, if our revenue were to decline from this single line of products, our overall financial results would likely materially decline.

If our multi-screen video delivery products do not gain market adoption or sales of our multi-screen video delivery products grow more slowly than anticipated, we may not be able to increase our revenue sufficiently to achieve and maintain profitability.

We have devoted a significant amount of resources to developing and marketing our multi-screen video delivery products and believe our future growth will substantially depend on the market acceptance and adoption of this product line. Our target customers and those customers that comprise a significant portion of our revenue include very large service providers in the cable, telecommunications and satellite broadcast industries. A decision by these customers to deploy new video delivery infrastructure to enable multi-screen video can take a significant amount of time and depend on a variety of factors. These customers typically undertake a significant evaluation process, which frequently involves not only our products, but also those of our competitors and other third parties. In addition, our sales efforts involve educating our customers about the use and benefits of our software-based solution, including the technical capabilities of our products and the potential cost savings achievable by organizations deploying our software-based solution. As a result, demand for our software-based multi-screen video delivery products may grow more slowly than we anticipate which could cause our operating results, financial condition and cash flows to be materially and adversely affected.

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

Our customer base is concentrated, and we are regularly involved in relatively large transactions. The loss of one or more of our key customers, further consolidation amongst our customers or a failure to diversify our customer base, as well as a decrease in the number of such larger transactions, could harm our business.

Historically, a majority of our revenue has been derived from relatively few customers. Sales to our ten largest customers during the three months ended April 30, 2014 together accounted for approximately 73% of our total revenue. Sales to our ten largest customers during the three months ended April 30, 2013 together accounted for approximately 68% of our total revenue. During the three months ended April 30, 2014, sales to two large customers, accounted for 40% of our total revenue. During the three months ended April 30, 2013, sales to one large channel partner accounted for 19% of our total revenue. We expect to see continuing industry consolidation and customer concentration. For example, on February 12, 2014, Comcast announced it would attempt to acquire Time

Warner Cable. It is unclear, should it be successful, how this acquisition would impact our business with both of these significant customers, but it could have a negative impact on our sales to either or both companies while the two companies pursue the transaction and transition to a combined entity. At the same time, we are currently targeting large customer accounts, which if successful, could increase our concentration risk to an even smaller group of customers. This customer concentration increases our susceptibility to a slowdown in spending patterns and decreases in capital spending by our large target customers. As slowdowns in spending by our large target customers occur, our operating results can experience significant declines. Furthermore, we may not be able to continue to sell such large volumes to these customers, which could cause our operating results to fluctuate significantly and decline.

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

We outsource the manufacturing of our products to a single manufacturer, FutureQuest Incorporated, and are, therefore, subject to the risk that our third-party manufacturer does not provide our customers with the quality and performance that they expect from our products. Our manufacturer may not view fulfilling our orders as a priority in the event it is constrained in its ability to fulfill all of its customer obligations in a timely manner. In addition, if we need to increase our manufacturing capacity beyond what our current manufacturer is able to provide, we may not be able to meet customer demand on a timely basis. If we are required, or we desire, to replace our manufacturer or add an additional manufacturer, we may need to expend a considerable amount of resources, time and money to locate another manufacturer, and as a result, we may experience a delay in our ability to meet customer demand during the transition process. We place manufacturing orders on a purchase order basis under the terms of a master agreement with our manufacturer. This agreement is limited to an initial term of one year, with an automatic renewal feature for additional one-year terms unless either party requests not to renew the agreement in writing at least 90 days prior to the end of the term. In addition, our manufacturer may terminate this agreement for any reason by providing us 120 days notice of termination. If we are unable to fulfill customer demand, we may lose revenue opportunities and our reputation could suffer. In addition, we must also predict the number of products that we will require. If we underestimate our requirements, our manufacturer may have inadequate materials and components required to produce our products. This could result in an interruption of the manufacturing of our products, delays in shipments and deferral or loss of revenue. Quality or performance failures of our products or changes in our manufacturer’s financial or business condition could disrupt our ability to supply quality products to our customers and thereby have a material and adverse effect on our operating results, financial condition and cash flows.

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

In addition, the Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. Our compliance with Section 404 of the Sarbanes-Oxley Act requires that we incur substantial accounting expense and expend significant management time on compliance-related issues.

If we are unable to maintain effective internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected.

We are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. While we were able to determine in our management’s report for our 2014 fiscal year that our internal control over financial reporting was effective as of January 31, 2014, there can be no assurance that material weaknesses in our financial reporting will not occur in the future. Since we are an “emerging growth company,” as defined by the JOBS Act and for as long as we maintain such status, we will not be required to include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. The absence of such a requirement to include an attestation report from our registered public accounting firm could impair our ability to detect weaknesses or errors in our internal control over financial reporting. In the event that our internal control over financial reporting is not effective in the future, we could be subject to one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits or other adverse actions requiring us to incur defense costs, pay fines, settlements or judgments and causing investor perceptions to be adversely affected and potentially resulting in a decline in the market price of our stock. Internal control deficiencies could also result in a restatement of our financial statements in the future or cause investors to lose confidence in our reported financial information, leading to a decline in our stock price. In addition, we will continue to incur significant expenses, and a significant amount of management’s attention will be consumed, in order to maintain our internal control over financial reporting and to remediate any weaknesses or deficiencies that may be identified in the future.

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

Revenue derived from customers outside of the United States during the three months ended April 30, 2014 and 2013 represented 69% and 68% of our revenue, respectively. We expect that international revenue will continue to represent a substantial percentage of our revenue for the foreseeable future. Our international operations and our efforts to maintain and increase revenue in international markets are subject to a number of risks, which are generally greater with respect to emerging market countries, including the impact on our business and operating results of:

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

The effective delivery of these services will depend, in part, on a variety of new network architectures, standards and equipment, such as:

•	video compression standards, such as MPEG-4 AVC (H.264) and HEVC (H.265), for both standard definition and high definition services;

•	delivery of high-speed services, such as fiber-to-the-premises, or FTTP, and digital subscriber line, or DSL, networks designed to facilitate the delivery of video services by telecommunications operators;

•	higher speed mobile technologies, such as LTE or 3G;

•	the further adoption of bandwidth-optimization techniques, such as switched digital video and DOCSIS 3.0; and

•	the introduction of new consumer devices, such as advanced set-top boxes, personal video recorders, or PVRs, and a variety of next generation smartphones, such as the iPhone.

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

Many of our competitors are substantially larger than us, and have greater financial, technical, marketing and other resources than we do. Some of our other competitors may have deeper and more formal relationships with our large target customers, which may make it more difficult for us to compete for business from these large target customers, which could have a material adverse effect on our results of operations. Many of our large competitors are in a better position to withstand any significant reduction in capital spending by customers in these markets. They often have broader product lines and market focus, and may not be as susceptible to downturns in a particular market. These competitors may also be able to bundle their products together to meet the needs of a particular customer, and may be capable of delivering more complete solutions than we are able to provide. To the extent large enterprises that currently do not compete directly with us choose to enter our markets by acquisition or otherwise, competition would likely intensify.

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

We currently intend to use the net proceeds received by us from the offering for working capital and general corporate purposes, including further expansion of our sales and marketing efforts, continued investments in research and development and for capital expenditures. Specifically, we intend to hire additional personnel to support the growth in our business. In addition, we may use a portion of the proceeds for acquisitions of complementary businesses, technologies or other assets. We have no agreements with respect to any material acquisitions at this time and we have not allocated specific amounts of net proceeds for any of these purposes. As of April 30, 2014, the net offering proceeds have been invested in money market funds. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on April  25, 2012.

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
Erik E. Miller Chief Financial Officer (Principal Financial and Accounting Officer) Date: June 12, 2014