Form 10-Q
period 2014-07-31
ENVIVIO INC
filed 2014-09-10
CIK 1174266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended July 31, 2014

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

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding on September 3, 2014 was 27,711,592.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENVIVIO, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(UNAUDITED)

	July 31, 2014	January 31, 2014
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$42,132	$47,873
Accounts receivable, net of allowance for doubtful accounts of $1,826 and $1,545	10,729	10,766
Inventory	227	75
Prepaid expenses and other current assets	3,450	4,257
Deferred inventory costs	473	177

Total current assets	57,011	63,148

Property and equipment, net	4,423	3,924
Other non-current assets	190	207

Total assets	$61,624	$67,279

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,556	$5,772
Accrued compensation	4,346	5,308
Accrued liabilities	2,573	1,682
Deferred revenue, current	6,190	6,198

Total current liabilities	20,665	18,960

Deferred revenue, net of current portion	601	541
Other non-current liabilities	1,354	1,404
Deferred rent	612	698

Total liabilities	23,232	21,603

Stockholders’ equity:
Common stock	28	28
Additional paid-in capital	155,969	154,562
Accumulated other comprehensive loss	(1,036)	(960)
Accumulated deficit	(116,569)	(107,954)

Total stockholders’ equity	38,392	45,676

Total liabilities and stockholders’ equity	$61,624	$67,279

See notes to condensed consolidated financial statements.

ENVIVIO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(UNAUDITED)

	Three Months Ended July 31,		Six Months Ended July 31,
	(in thousands, except for per share amounts)
	2014	2013	2014	2013
Revenue:
Product	$8,852	$9,381	$14,963	$15,050
Professional services and support	2,600	2,167	4,903	3,960

Total revenue	11,452	11,548	19,866	19,010

Cost of revenue:
Product	4,077	3,084	6,128	5,360
Professional services and support	704	560	1,348	1,025

Total cost of revenue	4,781	3,644	7,476	6,385

Gross profit	6,671	7,904	12,390	12,625

Operating expenses:
Research and development	2,257	2,439	4,757	4,406
Sales and marketing	5,374	4,879	10,442	9,942
General and administrative	2,989	2,942	5,669	5,495

Total operating expenses	10,620	10,260	20,868	19,843

Loss from operations	(3,949)	(2,356)	(8,478)	(7,218)
Interest income, net	1	13	4	32
Other income (expense), net	(55)	21	(88)	14

Loss before provision (benefit) for income taxes	(4,003)	(2,322)	(8,562)	(7,172)
Income tax provision	82	157	53	46

Net loss	$(4,085)	$(2,479)	$(8,615)	$(7,218)

Net loss per share of common stock, basic and diluted	$(0.15)	$(0.09)	$(0.32)	$(0.27)
Shares used in computing net loss per share of common stock, basic and diluted	27,496,793	27,109,942	27,322,736	27,086,507

See notes to condensed consolidated financial statements.

ENVIVIO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(UNAUDITED)

	Three Months Ended July 31,		Six Months Ended July 31,
	(in thousands)
	2014	2013	2014	2013
Net loss	$(4,085)	$(2,479)	$(8,615)	$(7,218)
Other comprehensive loss:
Foreign currency translation	(12)	(79)	(76)	(99)

Other comprehensive loss:	(12)	(79)	(76)	(99)

Total comprehensive loss	$(4,097)	$(2,558)	$(8,691)	$(7,317)

See notes to condensed consolidated financial statements.

ENVIVIO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(UNAUDITED)

	Six Months Ended July 31,
	2014	2013
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,615)	$(7,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,358	1,432
Stock-based compensation	1,237	1,068
Bad debt expense	281	112
Provision for excess inventory	—	248
Interest earned but not collected	—	(19)
Loss on disposal of fixed assets	10	—
Changes in operating assets and liabilities:
Accounts receivable	(244)	(352)
Inventory	(151)	163
Prepaid expenses and other current assets	807	265
Deferred inventory costs	(297)	(702)
Other non-current assets	17	(27)
Accounts payable, accrued liabilities and accrued compensation	2,015	1,853
Deferred revenue	52	2,054
Other non-current liabilities and deferred rent	(64)	42

Net cash used in operating activities	(3,594)	(1,081)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales and maturities of short-term investments	—	3,050
Capital expenditures	(1,868)	(566)

Net cash provided by (used in) investing activities	(1,868)	2,484

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options exercised	170	48
Repayment of French governmental research grant	(373)	(133)

Net cash used in financing activities	(203)	(85)

Effect of exchange rate changes on cash and cash equivalents	(76)	(99)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,741)	1,219
CASH AND CASH EQUIVALENTS - Beginning of period	47,873	51,344

CASH AND CASH EQUIVALENTS - End of period	$42,132	$52,563

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$—	$2

Taxes paid	$10	$81

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, allowances for doubtful accounts, valuation of deferred inventory costs, useful lives of property and equipment, valuation of deferred tax assets, research and development credits, valuation of equity and liability instruments and stock-based compensation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments of the carrying values of assets and liabilities. Actual results could differ materially from these estimates.

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 1 of its audited consolidated financial statements included in its 2014 Form 10-K. There have been no material changes to these significant accounting policies during the six months ended July 31, 2014.

Recent Accounting Pronouncements

In April 10, 2014, the FASB issued Accounting Standards Update (ASU) 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This guidance raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The guidance is effective for the Company beginning in the first quarter of fiscal 2015. The Company does not expect the adoption of ASU 2014-08 to have a material impact on its financial position, results of operations or cash flows.

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

2. Balance Sheet Items

Accounts receivable, net of allowance for doubtful accounts, consists of the following (in thousands):

	July 31, 2014	January 31, 2014
Accounts receivable
Accounts receivable, gross	$12,555	$12,311
Allowance for doubtful accounts	(1,826)	(1,545)

Accounts receivable, net	$10,729	$10,766

Prepaid expenses and other current assets are comprised of the following (in thousands):

	July 31, 2014	January 31, 2014
Foreign tax credits refundable	$1,242	$2,499
Prepaid expenses	2,208	1,758

Prepaid expenses and other current assets	$3,450	$4,257

Property and equipment, net, consist of the following (in thousands):

	July 31, 2014	January 31, 2014
Computer and equipment	$11,408	$9,954
Software	1,493	1,340
Furniture and fixtures	2,107	2,032
Leasehold improvements	170	130

Total property and equipment	15,178	13,456
Less: accumulated depreciation and amortization	(10,755)	(9,532)

Property and equipment, net	$4,423	$3,924

Total depreciation and amortization expense was $702,000 and $1,358,000 during the three and six months ended July 31, 2014 and $709,000 and $1,432,000 during the three months and six months ended July 31, 2013, respectively.

3. Fair Value of Financial Instruments

The fair value of the Company’s financial assets measured on a recurring basis is as follows (in thousands):

	July 31, 2014				January 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (included in cash and cash equivalents)	$38,416	$—	$—	$38,416	$43,846	$—	$—	$43,846

4. Line of Credit and Other Non-current Liabilities

The Company did not have any debt outstanding as of July 31, 2014 and January 31, 2014.

Line of Credit

In November 2010, the Company entered into a revolving line of credit with a commercial lender that allowed for draws of up to $5.0 million for general corporate purposes. Amounts borrowed were to be repaid prior to the maturity date in November 2012.

On July 31, 2012, the Company amended its revolving line of credit agreement with a commercial lender to increase the amount available from $5.0 million to $10.0 million for general corporate purposes and to extend the maturity date to July 2014. Under the terms of this amendment, interest accrues at a floating per annum rate equal to the greater of either (x) the prime rate plus 0.75% or (y) 4.00% and the Company is required to pay commitment fees of $25,000 per year. The Company is subject to financial covenants requiring the Company to maintain a ratio of unrestricted cash, cash equivalents and eligible accounts receivable to current liabilities less deferred revenue of at least 1.50 to 1.00. The line of credit expired on July 31, 2014.

The Company does not have an outstanding balance and has not drawn down any outstanding amount on this line of credit as of and during the six months ended July 31, 2014.

Other Non-current Liabilities

The Company receives repayable research grants from regional French governmental agencies to fund research and development activities. The French governmental research grants payable were $295,000 and $451,000 as of July 31, 2014 and January 31, 2014, respectively, and are included in accrued liabilities and other non-current liabilities. Besides the French governmental research grants, $1.3 million of long-term tax liabilities are also included in other non-current liabilities as of both July 31, 2014 and January 31, 2014.

5. Commitments and Contingencies

Operating Leases

The Company leases facilities under operating leases expiring at various dates through 2021. As of July 31, 2014, future minimum payments under the Company’s non-cancellable leases are as follows (in thousands):

Year ending July 31,	Future Lease payments
2015	$915
2016	781
2017	667
2018	621
2019	621
Thereafter	1,294

Total	$4,899

Rental expense totaled $285,000 and $577,000 during the three and six months ended July 31, 2014 and $265,000 and $548,000 during the three and six months ended July 31, 2013, respectively.

Litigation Matters

On October 5, 2012 a complaint captioned Wiley v. Envivio, Inc., et al. CIV-517185 was filed in the Superior Court of California, County of San Mateo, naming as defendants the Company, each of its directors, its chief executive officer, its chief financial officer, and certain underwriters of its IPO. The lawsuit purports to be a class action on behalf of purchasers of shares issued in the IPO and generally alleges that the registration statement for the IPO contained materially false or misleading statements. The complaint purports to assert claims under the Securities Act of 1933, as amended, and seeks unspecified damages and other relief. On October 19, 2012 a similar complaint captioned Toth v. Envivio, Inc. et al. CIV-517481 was filed in the same court. On November 2, 2012 defendants removed the cases to the United States District Court for the Northern District of California where they were assigned case numbers 12-cv-05637-CRB and 12-cv- 05636-CW. A similar complaint was filed in the United States District Court for the Northern District of California on December 20, 2012 entitled Thomas v. Envivio, Inc., et al. C 12-06464. The Wiley and Toth actions were subsequently remanded to the San Mateo Superior Court, where they are now pending, and the Thomas case was voluntarily dismissed without prejudice. On February 28, 2014, a complaint was filed in the United States District Court for the Northern District of California entitled Gary Silverberg v. Envivio, Inc. et al., Civil No. 14-cv-00933-PJH. The complaint purports to be on behalf of a class of purchasers of the Company’s securities between April 25, 2012 and September 7, 2012. It names as defendants the Company and the Company’s chief executive officer and chief financial officer, and seeks unspecified damages and other relief for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The Company is, at this time, unable to assess whether any loss or adverse effect on its financial condition is probable or remote or to estimate the range of potential loss, if any. On June 25, 2014, the Silverberg case was voluntarily dismissed without prejudice.

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

6. Stockholders’ Equity

Common Stock

Shares of common stock authorized, issued and outstanding, as of July 31, 2014 and January 31, 2014 consist of the following:

	July 31, 2014		January 31, 2014
	Authorized	Issued and Outstanding	Authorized	Issued and Outstanding
Common stock	100,000,000	27,711,592	100,000,000	27,119,548

Shares of common stock reserved for issuance on an as-if converted basis are as follows as of July 31, 2014 and January 31, 2014:

	July 31, 2014	January 31, 2014
Outstanding options and awards	3,390,222	3,844,374
Available for option grants	1,950,498	1,003,608
Exercise of common stock warrants	36,000	36,000

	5,376,720	4,883,982

Common Stock Warrants

Immediately prior to the closing of the IPO on April 24, 2012, an outstanding warrant to purchase 36,000 shares of convertible preferred stock was converted into a warrant to purchase 36,000 shares of common stock. Upon the conversion of the Company’s convertible preferred stock, the Company remeasured the related warrant liability to fair value with the remaining amounts being reclassified to additional paid-in capital.

7. Stock Option Plan

Stock Option Plans

The Company adopted its stock option plan in 2000 (the “2000 Plan”). Under the 2000 Plan, as amended, the Company was able to grant options to purchase up to 1,181,689 shares of common stock to certain employees, directors and consultants. Under the terms of the 2000 Plan, the Company may grant incentive stock options (“ISO”), non-statutory stock options (“NSO”), common stock purchase agreements (“CSPA”) and stock purchase rights (“SPR”). Such awards are exercisable at prices generally equal to the fair value of the Company’s common stock at the date of grant, as determined by the board of directors. Awards granted under the 2000 Plan generally vest over four years with a six-month cliff period and may be exercised for a period of up to ten years. Vested options generally expire 30 days after termination of employment. In December 2010, the board of directors approved a decrease in the number of shares of common stock reserved for issuance under the 2000 Plan to 644,366 shares. No shares were available for future grant under the 2000 Plan as of January 31 and July 31, 2014, due to the adoption of the stock incentive plan described below.

The Company adopted the 2010 stock incentive plan (the “2010 Plan”) in June 2010. The 2010 Plan provides that only employees are eligible for the grant of ISOs and that employees, consultants and outside directors are eligible for the grant of NSOs. The 2010 Plan also allows for the grant of SPRs and restricted stock units (“RSU”). Awards granted under the 2010 Plan also generally vest over four years with a six-month cliff period and may be exercised for a period of up to ten years. Vested options generally expire three months after termination of employment. No shares were available for future grant under the 2010 Plan as of January 31 and July 31, 2014 due to the adoption of a 2012 stock incentive plan as more fully described below.

The Company adopted the 2012 stock incentive plan (the “2012 Plan”) in June 2011, as amended in April 2012. The 2012 Plan provides that only employees are eligible for the grant of ISOs and that employees, consultants and outside directors are eligible for the grant of NSOs. The 2012 Plan also allows for the grant of SPRs, RSUs and other types of equity awards. Awards granted under the 2012 Plan also generally vest over four years with a twelve-month cliff period and may be exercised for a period of up to ten years. In general, the vesting of awards granted under the 2012 Plan accelerates as to 25% of the then remaining unvested portion of the awards upon a change in control of the Company. Vested options generally expire three months after termination of employment. Shares of common stock reserved for issuance under the 2012 Plan consist of 1,950,498 and 1,003,608 shares as of July 31, 2014 and January 31, 2014, respectively. The number of shares that have been authorized for issuance under the 2012 Plan will be automatically increased on the first day of each fiscal year beginning in fiscal 2014 and ending in fiscal 2023, in an amount equal to the least of (i) 2,000,000 shares, (ii) 4% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, or (iii) another amount determined by the Company’s board of directors.

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

The following table summarizes the stock-based award activity for the 2000 Plan, the 2010 Plan and the 2012 Plan during the six months ended July 31, 2014:

	Shares Available For Grant	Stock Options and SPRs Outstanding	Weighted- Average Exercise Price	Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
January 31, 2014	1,003,608	3,486,348	$1.65	7.5	$8,530
Additional options authorized	1,084,782
Options granted	(237,917)	237,917	3.22
Options expired and forfeited	100,025	(100,025)	4.07
Exercised		(468,094)	0.36

July 31, 2014	1,950,498	3,156,146	1.89	7.2	$2,573

Vested and expected to vest - July 31, 2014		3,130,886	1.88	7.2	$2,572

Vested-July 31, 2014		1,981,649	1.36	6.3	$2,451

Stock Purchase Rights and Common Stock Purchase Agreements

The Company grants SPRs to its French employees and in limited past instances, CSPAs to service providers in the U.S. The SPRs and CSPAs provide the holder with a note equal to the aggregate exercise price of the related options, therefore, allowing the holder to legally exercise the related options at the time of issuance in consideration of the notes. Generally, the SPRs and CSPAs are subject to a vesting period of four years with the Company retaining the right to repurchase unvested shares at the aggregate exercise price of the underlying options. In the event that a holder’s status as an employee ceases for any reason, the notes and the related options are cancelled. As of July 31, 2014 and January 31, 2014, 392,479 shares were subject to repurchase under the provisions of the SPRs and 97,464 shares were subject to repurchase under the provisions of the CSPAs.

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

Restricted Stock Units

The Company grants RSUs to employees, executives and directors of the Company. As of July 31, 2014, the Company had 234,076 RSUs outstanding.

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

During the three and six months ended July 31, 2014, the Company recorded $22,000 and $48,000 of stock-based compensation expense related to RSUs with service, market and performance-based vesting, respectively. During the three and six months ended July 31, 2014, the Company recorded $69,000 and $147,000 of stock-based compensation expense related to RSUs with only service-based vesting, respectively.

A summary of the Company’s RSU activity for the six months ended July 31, 2014 is presented below:

	RSUs Outstanding	Weighted Average Grant Date Fair Value
January 31, 2014	358,026	$6.50
Released	(123,950)	2.46

July 31, 2014	234,076	$8.64

Stock-based Compensation

Total stock-based compensation expense during the three and months ended July 31, 2014 and 2013 are recognized in the consolidated statements of operations as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Cost of revenue	$7	$1	$14	$2
Research and development	35	29	70	53
Sales and marketing	78	87	160	177
General and administrative	504	432	993	836

Total stock-based compensation	$624	$549	$1,237	$1,068

The weighted average assumptions used to estimate the fair value of the Company’s employee stock options at the grant dates during the three and six months ended July 31, 2014 and 2013 were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Expected term (in years)	6.25	6.25	6.25	6.25
Volatility	70%	57%	70%	57%
Risk-free interest rate	1.93%	1.23%	2.00%	1.22%
Expected dividend	0%	0%	0%	0%

As of July 31 2014, total compensation cost not yet recognized for unvested stock option grants and unvested stock awards was $1.6 million and $64,000 respectively, which are expected to be recognized over the following 2.8 years and 1.5 years based on the weighted average vesting term, respectively.

8. Net Loss per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share during the three and six months ended July 31, 2014 and 2013 (in thousands, except for share and per share amounts):

	Three Months ended July 31,		Six Months ended July 31,
	2014	2013	2014	2013
Net loss attributable to common stockholders	$(4,085)	$(2,479)	$(8,615)	$(7,218)
Shares used in computing net loss per share attributable to common stockholders, basic and diluted	27,496,793	27,109,942	27,322,736	27,086,507

Net loss per share attributable to common stockholders, basic and diluted	$(0.15)	$(0.09)	$(0.32)	$(0.27)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	The Period Ended July 31,
	2014	2013
Stock options to purchase common stock	2,666,203	3,142,740
Shares purchased with notes (SPRs and CSPAs)	489,943	489,943
Common stock warrants	36,000	36,000
Restricted stock units	234,076	360,026

9. Income Taxes

We are subject to taxation in the U.S. and various state and foreign jurisdictions. We record liabilities for income tax contingencies based on our best estimate of the underlying exposures. We are open for audit by the U.S. Internal Revenue Service and state tax jurisdictions for all tax years since inception. With the exception of the 2010 and 2011 tax years, we remain open for audit by the French tax authorities from the year 2007 to current. Most other foreign jurisdictions have statute of limitations that range from three to six years. We are not currently under examination by income tax authorities in federal, state or foreign jurisdictions.

Our effective tax rate is a blended rate resulting from the composition of taxable income in the various global jurisdictions in which we conduct business. We record a full valuation allowance against our deferred tax assets in the jurisdictions where there is insufficient certainty surrounding the realization of deferred tax assets through future taxable income.

For the three and six months ended July 31, 2014, we recorded an income tax expense of $82,000 and $53,000, respectively. For the three and six months ended July 31, 2013, we recorded an income tax provision of $157,000 and $46,000, respectively. The income tax provision for the three and six months ended July 31, 2014 is primarily the result of the release during the first quarter of fiscal 2015 of a $165,000 reserve for an uncertain tax position related to our France entity due to the lapse in statute of limitations for the tax year 2011 and a release during the second quarter of fiscal 2015 of an additional $50,000 reserve for uncertain tax positions related to U.S. operations due to a change in facts, partially offset by various foreign and state and local income taxes. The income tax provision for the three and six months ended July 31, 2013 was comprised of the release during the first quarter of fiscal 2014 of a $205,000 reserve for an uncertain tax position related to our France entity due to the lapse in statute of limitations for the tax year 2010, partially offset by various foreign and state and local income taxes.

In compliance with applicable guidance for accounting for uncertainty in income taxes, we had gross unrecognized tax benefits, which included provisions for estimated interest and penalties, of approximately $1.4 million as of July 31, 2014, and approximately $1.2 million as of July 31, 2013. If all of July 31, 2014 unrecognized tax benefits were recognized, $1.2 million would impact the provision for income taxes, with the remainder resulting in adjustments to other tax accounts, primarily deferred taxes. The Company believes that it is reasonably possible that approximately $13,000 of its currently other remaining unrecognized tax benefits may be recognized within the 12 months beginning July 31, 2014, as a result of a lapse of the statute of limitations.

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

The Company’s revenue by geographic region, based on the location at which each sale originates, is summarized as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Americas	$4,909	$6,249	$7,875	$8,849
Asia Pacific	2,291	1,581	4,706	3,492
EMEA	4,252	3,718	7,285	6,669

Total	$11,452	$11,548	$19,866	$19,010

Included within the Americas total in the above table is revenue from sales originating in the U.S. of $0.9 million and $3.5 million during the three and six months ended July 31, 2014, respectively, and $5.8 million and $8.2 million during the three and six months ended July 31, 2013, respectively. Also included within the Americas total in the above table is revenue from sales originating in Mexico of $3.5 million and $3.6 million during the three and six months ended July 31, 2014 and $0.1 million and $0.2 million during the three and six months ended July 31, 2013, respectively.

Included within the Asia Pacific total in the above table is revenue from sales originating in China of $1.4 million and $1.7 million during the three and six months ended July 31, 2014, respectively, and $0.4 million and $0.8 million during the three and six months ended July 31, 2013, respectively.

The Company’s property and equipment, net, by geographic region is summarized as follows (in thousands):

	July 31, 2014	January 31, 2014
Americas	$2,224	$1,692
Asia Pacific	6	4
EMEA	2,193	2,228

Total	$4,423	$3,924

All assets included within the Americas region in the above table are in the U.S. and all assets in the EMEA region are in France.

Customers representing 10% or greater of total revenue for the periods presented were as follows (in percentages):

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Promexar, S.A. de C.V.	31%	*	18%	*
Comcast Cable	*	30%	16%	19%

Customers representing 10% or greater of total accounts receivable for the periods presented were as follows (in percentages):

	July 31, 2014	July 31, 2013
Promexar, S.A. de C.V.	17%	*
Time Warner Cable	*	24%
IncrediTek, Inc.	*	12%

*	Less than 10%

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

Components of Revenue, Cost of Revenue and Operating Expenses

Revenue

Our revenue is derived primarily from the sale of our IP video processing and distribution solutions, which consists of both hardware and software. Our proprietary software is an essential component in the products we sell and provides a key differentiator between us and our competitors. Our hardware generally consists of industry-standard components, which are readily available from third-party providers. To a lesser extent, we derive revenue from professional services as well as support and maintenance of our products. Our maintenance contracts may include future software upgrades depending on the level of maintenance purchased. Our support contracts typically include telephone and email access to technical support personnel. When we sell an enhanced support offering, we provide our customers with rights to software upgrades, if and when available, as well as maintenance releases and patches released during the term of the support period.

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

Critical Accounting Policies, Judgments and Estimates

There have been no material changes to our critical accounting policies, judgments and estimates during the six months ended July 31, 2014 from those disclosed in our annual report on Form 10-K for the year ended January 31, 2014 filed with the Securities and Exchange Commission on April 25, 2014.

Three and Six Months Ended July 31, 2014 Compared to the Three and Six Months Ended July 31, 2013

The following table presents our historical operating results and the changes in these results in dollars (in thousands) and as a percentage for the periods presented:

	Three Months Ended July 31,				Six Months Ended July 31,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Revenue:
Product	$8,852	$9,381	(529)	-6%	$14,963	$15,050	(87)	-1%
Professional services and support	2,600	2,167	433	20%	4,903	3,960	943	24%

Total revenue	11,452	11,548	(96)	-1%	19,866	19,010	856	5%

Cost of revenue:
Product	4,077	3,084	993	32%	6,128	5,360	768	14%
Professional services and support	704	560	144	26%	1,348	1,025	323	32%

Total cost of revenue	4,781	3,644	1,137	31%	7,476	6,385	1,091	17%

Gross profit	6,671	7,904	(1,233)	-16%	12,390	12,625	(235)	-2%

Gross profit%	58%	68%		-11%	62%	66%		-5%
Operating expenses:
Research and development	2,257	2,439	(182)	-7%	4,757	4,406	351	8%
Sales and marketing	5,374	4,879	495	10%	10,442	9,942	500	5%
General and administrative	2,989	2,942	47	2%	5,669	5,495	174	3%

Total operating expenses	10,620	10,260	360	4%	20,868	19,843	1,025	5%

Loss from operations	(3,949)	(2,356)	(1,593)	68%	(8,478)	(7,218)	(1,260)	17%
Interest income (expense), net	1	13	(12)	-92%	4	32	(28)	-88%
Other income (expense), net	(55)	21	(76)	-362%	(88)	14	(102)	-729%

Loss before provision for income taxes	(4,003)	(2,322)	(1,681)	72%	(8,562)	(7,172)	(1,390)	19%
Income tax provision	82	157	(75)	-48%	53	46	7	15%

Net loss	(4,085)	(2,479)	(1,606)	65%	(8,615)	(7,218)	(1,397)	19%

Revenue

Our total revenue remained even at $11.5 million during the three months ended July 31, 2014 compared to the three months ended July 31, 2013. Product revenue decreased slightly by $529,000 primarily due to delays in the initiation of some projects, particularly in North America, among our existing tier 1 service provider customers, partially offset by large sales to a tier 1 service provider in Latin America. We attribute the decrease in sales in North America to uncertainty regarding the consolidation of the cable industry, delays in initiation of some capital projects among other entertainment providers and postponement of the adoption of other new technology platforms compared to the same prior year period. Our professional services and support revenue increased primarily due to stronger sales of professional services and support related to a larger install base compared to the same prior year period.

Our total revenue increased by $856,000, or 5%, to $19.9 million during the six months ended July 31, 2014 from $19.0 million during the six months ended July 31, 2013. Product revenue decreased slightly by $87,000 primarily due to delays in the initiation of some projects, particularly in North America, among our existing tier 1 service provider customers. We also attribute the decrease to uncertainty regarding the consolidation of the cable industry and the postponement of the adoption of other new technology platforms in other sectors of the North American market compared to the same prior year period. Our professional services and support revenue increased by $943,000, or 24%, primarily due to stronger sales of professional services and support related to a larger install base compared to the same prior year period.

Cost of Revenue and Gross Profit

Our gross margin percentage decreased from 68% during the three months ended July 31, 2013 to 58% during the three months ended July 31, 2014. Our product gross margin percentage decreased from 67% to 54%, which was primarily due to more sales of our lower margin hardware products and reduced pricing during the three months ended July 31, 2014. We also experienced a slight decrease in gross margin on professional services and support from 74% to 73%, which was due to increased costs relating to our strategic expansion of our professional services and support team to better support and serve our service provider customers, including costs related to the opening of our Denver, Colorado office.

Our gross margin percentage decreased from 66% during the six months ended July 31, 2013 to 62% during the six months ended July 31, 2014. Our product gross margin percentage decreased from 64% to 59%, which was primarily due to more sales of our lower margin hardware products and reduced pricing during the six months ended July 31, 2014. We also experienced a decrease slightly in gross margin on professional services and support from 74% to 73%, which was due to increased costs relating to strategic expansion of our professional services and support team to better support and serve our service provider customers, which included costs related to the opening of our Denver, Colorado office.

Operating Expenses

Our operating expenses increased by $214,000, or 2%, to $10.5 million during the three months ended July 31, 2014 from $10.3 million during the three months ended July 31, 2013, while our operating expenses increased by $879,000, or 4%, to $ 20.7 million during the six months ended July 31, 2014 from $19.8 million during the six months ended July 31, 2013.

Research and Development Expenses

Research and development expenses decreased $182,000, or 7%, to $2.3 million during the three months ended July 31, 2014 from $2.4 million during the three months ended July 31, 2013, primarily due to an increase of $412,000 in the French governmental research tax credit and a decrease of $129,000 in employee-related costs during the period, partially offset by an increase in consulting expense of $348,000. Although we are devoting substantial resources to the development of additional functionality for our existing products and the development of new products, we are focusing on only deploying resources to activities that align with our overall corporate strategy. We expect research and development expenses to increase for the year ended January 31, 2015 compared to the year ended January 31, 2014.

Research and development expenses increased $351,000, or 8%, to $4.8 million during the six months ended July 31, 2014 from $4.4 million during the six months ended July 31, 2013, primarily due to increases of $937,000 and $108,000 in consulting expense and employee-related costs, respectively, relating to various projects which included extension of our Muse software to a new platform and focus on our 4K Ultra HD technology, offset by an increase of $674,000 in the French governmental research tax credit during the period. Although we are devoting substantial resources to the development of additional functionality for our existing products and the development of new products, we are focusing on only deploying resources to activities that align with our overall corporate strategy. We expect research and development expenses to increase for the year ended January 31, 2015 compared to the year ended January 31, 2014.

Sales and Marketing Expenses

Sales and marketing expenses increased by $495,000, or 10% to $5.4 million during the three months ended July 31, 2014 from $4.9 million during the three months ending July 31, 2013. The increase was primarily due to an increase in commissions to third-party sales agents of $259,000, an increase in headcount-related costs of $142,000, and $103,000 in consulting expenses. We expect sales and marketing expenses for the year ended January 31, 2015 to increase compared to the year ended January 31, 2014 as we continue to pursue our market opportunities to ensure sales growth through the remaining months of our current fiscal year.

Sales and marketing expenses grew by $500,000, or 5% to $10.4 million during the six months ended July 31, 2014 from $9.9 million in the six months ended July 31, 2013. The increase was primarily due to increases in commissions to third-party sales agents of $338,000, increases in headcount related costs of $298,000, and $187,000 in consulting expenses partially offset by a $242,000 decrease in depreciation expense. We expect sales and marketing expenses for the year ended January 31, 2015 to increase compared to the year ended January 31, 2014 as we continue to pursue our market opportunities to ensure sales growth through the remaining months of our current fiscal year.

General and Administrative Expenses

General and administrative expenses increased by $47,000, or 2%, to $3.0 million during the three months ended July 31, 2014 from $2.9 million during the three months ended July 31, 2013, primarily due to increases of $180,000 in legal costs mainly relating to our ongoing litigation and an increase of $150,000 in bad debt expense, partially offset by reductions in headcount-related costs of $280,000. We expect our general and administrative expenses for the year ended January 31, 2015 to remain substantially the same compared to the year ended January 31, 2014.

General and administrative expenses increased by $174,000, or 3%, to $5.7 million during the three months ended July 31, 2014 from $5.5 million during the three months ended July 31, 2013. Our legal costs increased by $460,000 mainly due to our ongoing litigation and an increase of $170,000 in bad debt expense, partially offset by reductions of $450,000 in payroll related costs and consulting expense due to decreased headcount, which resulted in lower salary, bonus and other employee-related costs. We expect our general and administrative expenses for the year ended January 31, 2015 to remain substantially the same compared to the year ended January 31, 2014.

Interest Income (expense), net

Interest income net, decreased by $12,000, or 92%, from $13,000 during the three months ended July 31, 2013 to $1,000 during the three months ended July 31, 2014. The decrease was primarily due to a decrease in interest income earned from short-term investments as our short-term investments matured during our 2014 fiscal year. Upon maturity, proceeds have not been reinvested in additional short-term investments.

Interest income net, decreased by $28,000, or 88%, from $32,000 during the six months ended July 31, 2013 to $4,000 during the six months ended July 31, 2014. The decrease was primarily due to a decrease in interest income earned from short-term investments as our short-term investments matured during our 2014 fiscal year. Upon maturity, proceeds have not been reinvested in additional short-term investments.

Other Income (Expense), net

Other income (expense), net, increased from $21,000 net income during the three months ended July 31, 2013 to $55,000 net expense during the three months ended July 31, 2014. This change was primarily due to larger foreign currency losses during the three months ended July 31, 2014 compared to the three months ended July 31, 2013.

Other income (expense), net, increased from $14,000 net income during the three months ended July 31, 2013 to $88,000 net expense during the six months ended July 31, 2014. This change was primarily due to more foreign currency losses incurred during the six months ended July 31, 2014 compared to the six months ended July 31, 2013.

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

We believe that our existing cash and cash equivalents as of July 31, 2014 will be sufficient to fund our operations and capital expenditures for at least the next 12 months. However, management may in the future elect to finance operations by renewing our credit facilities or selling equity securities. If additional funding is required, there can be no assurance that additional funds will be available to us on acceptable terms on a timely basis, if at all, or that we will generate sufficient cash from operations to adequately fund our operating needs or sustain profitability. If we are unable to raise additional capital or generate sufficient cash from operations to adequately fund our operations, we will need to curtail planned activities to reduce costs. Doing so will likely have an unfavorable effect on our ability to execute on our business plan.

Cash Requirements

Our cash and cash equivalents consisted of cash deposits and money market funds with a total amount of $42.1 million as of July 31, 2014. Our revolving credit facility for up to $10.0 million subject to a borrowing base expired in July 2014. We had not drawn on our revolving credit facility or maintained an outstanding balance during the six months ending July 31, 2014. We expect to renew the revolving credit facility by the end of fiscal year 2015.

Financial Condition (Sources and Uses of Cash)

Our cash flows during the six months ended July 31, 2014 and 2013 are summarized as follows:

	Six Months Ended July 31,
	2014	2013
	(in thousands)
Net cash used in operating activities	$(3,594)	$(1,081)
Net cash provided by (used in) investing activities	(1,868)	2,484
Net cash used in financing activities	(203)	(85)

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

Cash used in operating activities of $3.6 million during the six months ended July 31, 2014 reflected a net loss of $8.6 million, partially offset by a decrease in net operating assets of $2.1 million and non-cash charges of $1.4 million for depreciation and amortization and $1.3 million for stock-based compensation. The decrease in net operating assets was primarily due to a decrease of $0.8 million in prepaid and other current assets and an increase of $2.0 million in accounts payable, accrued liabilities and accrued compensation, offset by an increase of $0.2 million in accounts receivable, an increase of $0.2 million in inventory and a decrease of $0.3 million in deferred inventory costs. The increase in accounts payable, accrued liabilities and accrued compensation primarily resulted from higher operating expenses relative to the prior quarter.

Cash used in operating activities of $1.1 million during the six months ended July 31, 2013 reflected a net loss of $7.2 million, a decrease in net operating assets of $3.3 million and non-cash charges of $1.4 million for depreciation and amortization and $1.1 million for stock-based compensation. The decrease in net operating assets was primarily due to a decrease of $0.2 million in inventory, an increase of $1.9 million in accounts payable, accrued liabilities and accrued compensation and an increase of $2.0 million in deferred revenue along with a decrease of $0.7 million in deferred inventory costs. The increase in operating cash relating to accounts payable, accrued liabilities and accrued compensation primarily resulted from more amounts due to our third-party contract manufacturer as well as higher sales commission and variable compensation as a result of increased sales. Deferred revenue and related deferred inventory costs increased during the six months ended July 31, 2013 primarily due to an increase in projects subject to revenue deferral as well as more support contracts entered into during the current period.

Cash Flows from Investing Activities

During the six months ended July 31, 2014, cash used from investing activities consisted of $1.9 million in capital expenditures, primarily for the purchase of equipment.

During the six months ended July 31, 2013, cash flows from investing activities consisted of net cash receipts of $3.0 million from the sales and maturities of corporate bond investments in accordance with guidelines set forth in our investment policy and capital expenditures amounting to $0.6 million primarily for the purchase of equipment.

Cash Flows from Financing Activities

During the six months ended July 31, 2014, cash used in financing activities was $203,000, primarily due to repayments of French governmental research grants of $373,000 offset by $179,000 in cash proceeds from the exercise of stock options.

During the six months ended July 31, 2013, cash used in financing activities was $85,000, as a result of the repayments of French governmental repayable research grants of $133,000 offset by $48,000 in cash proceeds from the exercise of stock options.

Off-Balance Sheet Arrangements

As of July 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of July 31, 2014:

	Payments Due by Period
Contractual Obligations:	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(in thousands)
Operating Lease obligations	$915	$1,448	$1,242	$1,294	$4,899
French Governmental research grant repayments	221	74	—	—	295

Total	$1,136	$1,522	$1,242	$1,294	$5,194

We outsource the manufacturing, assembly and testing of our encoding products to FutureQuest Incorporated (“FQ”). We generally do not use custom materials in our products and therefore, our obligation to FQ is limited to outstanding purchase orders. To the extent that we cancel a purchase order, we are only liable to the extent that FQ cannot otherwise utilize those components. To date, we have never been required to purchase any such components. Our outstanding purchase orders are not material as of July 31, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Risk

Most of our sales are denominated in U.S. dollars, and therefore, our revenues are not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro relative to the U.S. dollar. We have a large research and development facility in France and pay our employees located in France in Euros. To date, we have not entered into any hedging contracts. During the three and six months ending July 31, 2014, a 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our expenses are denominated would have had an estimated impact of approximately $0.5 million and $1.2 million on our financial position and results of operations, respectively.

Interest Rate Sensitivity

We had cash and cash equivalents of $42.1 million as of July 31, 2014. Our cash and cash equivalents are held primarily in cash deposits and money market funds, held primarily in corporate bonds had all matured in fiscal year 2014. We hold our cash and cash equivalents for working capital purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. During the three and six months ended July 31, 2014, a 10% appreciation or depreciation in overall interest rates would not have had a material impact on our interest income.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of July 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended July 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 5, 2012 a complaint captioned Wiley v. Envivio, Inc., et al. CIV-517185 was filed in the Superior Court of California, County of San Mateo, naming as defendants the Company, each of our directors, our chief executive officer, our chief financial officer, and certain underwriters of our IPO. The lawsuit purports to be a class action on behalf of purchasers of shares issued in the IPO and generally alleges that the registration statement for the IPO contained materially false or misleading statements. The complaint purports to assert claims under the Securities Act of 1933, as amended, and seeks unspecified damages and other relief. On October 19, 2012 a similar complaint captioned Toth v. Envivio, Inc. et al. CIV-517481 was filed in the same court. On November 2, 2012 defendants removed the cases to the United States District Court for the Northern District of California where they were assigned case numbers 12-cv-05637-CRB and 12-cv-05636-CW. A similar complaint was filed in the United States District Court for the Northern District of California on December 20, 2012 entitled Thomas v. Envivio, Inc., et al. C 12-06464. The Wiley and Toth actions were subsequently remanded to the San Mateo Superior Court, where they are now pending, and the Thomas case was voluntarily dismissed without prejudice. On February 28, 2014, a complaint was filed in the United States District Court for the Northern District of California entitled Gary Silverberg v. Envivio, Inc. et al., Civil No. 14-cv-00933-PJH. The complaint purports to be on behalf of a class of purchasers of our securities between April 25, 2012 and September 7, 2012. It names as defendants the Company and our chief executive officer and chief financial officer, and seeks unspecified damages and other relief for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. We are, at this time, unable to assess whether any loss or adverse effect on our financial condition is probable or remote or to estimate the range of potential loss, if any. On June 25, 2014, the Silverberg case was voluntarily dismissed without prejudice.

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

Excluding our fiscal year 2012, when we recorded net income of $138,000, we have incurred significant losses since our inception, including net losses of $8.6 million and $7.2 million during the six months ended July 31, 2014 and 2013, respectively. As of July 31, 2014, we had an accumulated deficit of $116.6 million. These losses have resulted principally from lower sales compared to costs incurred in our research and development programs and sales and marketing programs. We may incur operating losses for at least the foreseeable future as a result of the expenses associated with the continued development and expansion of our business. Additionally, since we are a public company, our general and administrative expenses have increased due to the additional operational and reporting costs associated with being a public company. We may also increase our research and development expenses. Our ability to attain profitability in the future will be affected by, among other things, our ability to execute on our business strategy, the continued acceptance of our products, the timing and size of customer orders, the sales prices of our products, the costs of our products, and the extent to which we invest in our sales and marketing, research and development, and general and administrative resources. If we are unable to attain profitability, our business would be harmed and our stock price could decline.

We rely on systems integrators, who serve as our channel partners, for a significant portion of our revenue, and disruptions to, or our failure to develop and manage, our relationships with these channel partners and the processes and procedures that support them could materially and adversely affect our business.

We generate a significant portion of our revenue through sales to channel partners, principally to assist us with the integration of our software-based solution with other third-party products to provide a tailored solution for the end-customer. Our aggregate revenue through sales to channel partners was $6.7 million and $3.0 million during the three months ended July 31, 2014 and 2013, respectively, and $9.7 million and $8.0 million during the six months ended July 31, 2014 and 2013, respectively. We expect that these sales to channel partners will continue to generate a significant percentage of our revenue in the future. Accordingly, our future success is highly dependent upon establishing and maintaining successful relationships with a variety of channel partners.

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

Our operating results have fluctuated in the past and are likely to continue to fluctuate in the future, on an annual and a quarterly basis, as a result of several factors, many of which are outside of our control. For example, our revenue for the quarter ended July 31, 2014 was $11.5 million compared to $8.4 million for the quarter ended April 30, 2014 due to an increase in spending with one of our Latin American customers, slightly offset by a general decrease in spending by our North American service provider customers.

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

Historically, a majority of our revenue has been derived from relatively few customers. Sales to our ten largest customers during the six months ended July 31, 2014 together accounted for approximately 62% of our total revenue. Sales to our ten largest customers during the six months ended July 31, 2013 together accounted for approximately 68% of our total revenue. During the three months ended July 31, 2014, sales to two large customers, accounted for 38% of our total revenue. During the three months ended July 31, 2013, sales to one large channel partner accounted for 30% of our total revenue. We expect to see continuing industry consolidation and customer concentration. For example, on February 12, 2014, Comcast announced it would attempt to acquire Time Warner Cable. It is unclear, should it be successful, how this acquisition would impact our business with both of these significant customers, but it could have a negative impact on our sales to either or both companies while the two companies pursue the transaction and transition to a combined entity. At the same time, we are currently targeting large customer accounts, which if successful, could increase our concentration risk to an even smaller group of customers. This customer concentration increases our susceptibility to a slowdown in spending patterns and decreases in capital spending by our large target customers. As slowdowns in spending by our large target customers occur, our operating results can experience significant declines. Furthermore, we may not be able to continue to sell such large volumes to these customers, which could cause our operating results to fluctuate significantly and decline.

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

In addition, the Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. Our compliance with the Sarbanes-Oxley Act requires that we incur substantial accounting expense and expend significant management time on compliance-related issues.

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

Revenue derived from customers outside of the United States during the three months ended July 31, 2014 and 2013 represented 92% and 51% of our revenue, respectively. We expect that international revenue will continue to represent a substantial percentage of our revenue for the foreseeable future. Our international operations and our efforts to maintain and increase revenue in international markets are subject to a number of risks, which are generally greater with respect to emerging market countries, including the impact on our business and operating results of:

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

We currently intend to use the net proceeds received by us from the offering for working capital and general corporate purposes, including further expansion of our sales and marketing efforts, continued investments in research and development and for capital expenditures. Specifically, we intend to hire additional personnel to support the growth in our business. In addition, we may use a portion of the proceeds for acquisitions of complementary businesses, technologies or other assets. We have no agreements with respect to any material acquisitions at this time and we have not allocated specific amounts of net proceeds for any of these purposes. As of July 31 2014, the net offering proceeds have been invested in money market funds. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on April  25, 2012.

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
Date: September 10, 2014