Form 10-Q
period 2014-10-31
ENVIVIO INC
filed 2014-12-10
CIK 1174266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended October 31, 2014

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

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding on December 4, 2014 was 27,712,592.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENVIVIO, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(UNAUDITED)

	October 31, 2014	January 31, 2014
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$37,896	$47,873
Accounts receivable, net of allowance for doubtful accounts of $1,992 and $1,545	8,884	10,766
Inventory	293	75
Prepaid expenses and other current assets	3,236	4,257
Deferred inventory costs	162	177

Total current assets	50,471	63,148

Property and equipment, net	4,079	3,924
Other non-current assets	189	207

Total assets	$54,739	$67,279

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,822	$5,772
Accrued compensation	4,354	5,308
Accrued liabilities	3,127	1,682
Deferred revenue, current	4,643	6,198

Total current liabilities	18,946	18,960

Deferred revenue, net of current portion	517	541
Other non-current liabilities	1,444	1,404
Deferred rent	536	698

Total liabilities	21,443	21,603

Stockholders’ equity:
Common stock	28	28
Additional paid-in capital	156,301	154,562
Accumulated other comprehensive loss	(1,035)	(960)
Accumulated deficit	(121,998)	(107,954)

Total stockholders’ equity	33,296	45,676

Total liabilities and stockholders’ equity	$54,739	$67,279

See notes to condensed consolidated financial statements.

ENVIVIO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(UNAUDITED)

	Three Months Ended October 31,		Nine Months Ended October 31,
	(in thousands, except for share and for per share amounts)
	2014	2013	2014	2013
Revenue:
Product	$5,961	$9,384	$20,924	$24,434
Professional services and support	2,999	2,323	7,902	6,282

Total revenue	8,960	11,707	28,826	30,716

Cost of revenue:
Product	2,553	3,524	8,681	8,885
Professional services and support	666	555	2,014	1,579

Total cost of revenue	3,219	4,079	10,695	10,464

Gross profit	5,741	7,628	18,131	20,252

Operating expenses:
Research and development	2,173	2,491	6,931	6,897
Sales and marketing	5,047	5,014	15,488	14,955
General and administrative	3,816	2,939	9,485	8,434

Total operating expenses	11,036	10,444	31,904	30,286

Loss from operations	(5,295)	(2,816)	(13,773)	(10,034)
Interest income (expense), net	(3)	7	1	39
Other income (expense), net	23	9	(65)	24

Loss before provision for income taxes	(5,275)	(2,800)	(13,837)	(9,971)
Income tax provision	154	129	207	176

Net loss	$(5,429)	$(2,929)	$(14,044)	$(10,147)

Net loss per share of common stock, basic and diluted	$(0.20)	$(0.11)	$(0.51)	$(0.37)
Shares used in computing net loss per share of common stock, basic and diluted	27,712,288	27,116,388	27,454,013	27,096,605

See notes to condensed consolidated financial statements.

ENVIVIO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(UNAUDITED)

	Three Months Ended October 31,		Nine Months Ended October 31,
	(in thousands)
	2014	2013	2014	2013
Net loss	$(5,429)	$(2,929)	$(14,044)	$(10,147)
Other comprehensive gain (loss):
Unrealized gain on short-term investments	—	7	—	7
Foreign currency translation	1	58	(75)	(41)

Other comprehensive gain (loss):	1	65	(75)	(34)

Total comprehensive loss	$(5,428)	$(2,864)	$(14,119)	$(10,181)

See notes to condensed consolidated financial statements.

ENVIVIO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(UNAUDITED)

	Nine Months Ended October 31,
	2014	2013
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,044)	$(10,147)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,006	2,186
Amortization of short-term investment discounts and premiums	—	18
Stock-based compensation	1,570	1,698
Bad debt expense	447	294
Provision for excess inventory	—	248
Realized loss on short-term investments	—	7
Loss on disposal of fixed assets	13	—
Changes in operating assets and liabilities:
Accounts receivable	1,436	(2,273)
Inventory	(218)	48
Prepaid expenses and other current assets	1,021	(113)
Deferred inventory costs	14	(249)
Other non-current assets	17	(35)
Accounts payable, accrued liabilities and accrued compensation	1,841	2,519
Deferred revenue	(1,578)	2,310
Other non-current liabilities and deferred rent	(12)	15

Net cash used in operating activities	(7,487)	(3,474)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales and maturities of short-term investments	—	3,500
Capital expenditures	(2,173)	(1,286)

Net cash provided by (used in) investing activities	(2,173)	2,214

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options exercised	170	48
Repayment of French governmental research grant	(412)	(145)

Net cash used in financing activities	(242)	(97)

Effect of exchange rate changes on cash and cash equivalents	(75)	(41)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,977)	(1,398)
CASH AND CASH EQUIVALENTS - Beginning of period	47,873	51,344

CASH AND CASH EQUIVALENTS - End of period	$37,896	$49,946

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$5	$3

Taxes paid	$18	$178

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, in the opinion of management, include all normal recurring adjustments which Envivio Inc. considers necessary for a fair statement of the results of operations for the interim periods covered and the consolidated financial condition of the Company at the date of the balance sheets. The condensed balance sheet as of January 31, 2014 has been derived from our audited balance sheet as of that date. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on April 25, 2014 (“2014 Form 10-K”). The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending January 31, 2015, or any other future period.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, allowances for doubtful accounts, valuation of deferred inventory costs, useful lives of property and equipment, valuation of deferred tax assets, research and development credits, valuation of equity and liability instruments, stock-based compensation and contingent legal accrual. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments of the carrying values of assets and liabilities. Actual results could differ materially from these estimates.

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 1 of its audited consolidated financial statements included in its 2014 Form 10-K. There have been no material changes to these significant accounting policies during the nine months ended October 31, 2014.

Recent Accounting Pronouncements

In April 10, 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. This guidance raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The guidance is effective for the Company beginning in the first quarter of the fiscal year ended January 31, 2016. The Company does not expect the adoption of ASU 2014-08 to have a material impact on its financial position, results of operations or cash flows.

On May 28, 2014, the FASB issued ASU 2014-09 regarding the Accounting Standards Codification (“ASC”) Topic 606 “Revenue from Contracts with Customers.” This ASU provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU will be effective for the Company’s fiscal year beginning February 1, 2017. Early adoption is not permitted. The Company is currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

2. Balance Sheet Items

Accounts receivable, net of allowance for doubtful accounts, consists of the following (in thousands):

	October 31, 2014	January 31, 2014
Accounts receivable
Accounts receivable, gross	$10,876	$12,311
Allowance for doubtful accounts	(1,992)	(1,545)

Accounts receivable, net	$8,884	$10,766

Prepaid expenses and other current assets are comprised of the following (in thousands):

	October 31, 2014	January 31, 2014
Foreign tax credits refundable	$1,874	$2,499
Prepaid expenses	1,362	1,758

Prepaid expenses and other current assets	$3,236	$4,257

Property and equipment, net, consist of the following (in thousands):

	October 31, 2014	January 31, 2014
Computers and equipment	$10,990	$9,954
Software	1,461	1,340
Furniture and fixtures	2,057	2,032
Leasehold improvements	170	130

Total property and equipment	14,678	13,456
Less: accumulated depreciation and amortization	(10,599)	(9,532)

Property and equipment, net	$4,079	$3,924

Total depreciation and amortization expense was $648,000 and $2,006,000 during the three and nine months ended October 31, 2014 and $716,000 and $2,186,000 during the three and nine months ended October 31, 2013, respectively.

3. Fair Value of Financial Instruments

The fair value of the Company’s financial assets measured on a recurring basis is as follows (in thousands):

	October 31, 2014				January 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (included in cash and cash equivalents)	$35,014	$—	$—	$35,014	$43,846	$—	$—	$43,846

4. Line of Credit and Other Non-current Liabilities

The Company did not have any debt outstanding as of October 31, 2014 and January 31, 2014.

Line of Credit

In November 2010, the Company entered into a revolving line of credit with a commercial lender that allowed for draws of up to $5.0 million for general corporate purposes. Amounts borrowed were to be repaid prior to the maturity date in November 2012.

On July 31, 2012, the Company amended its revolving line of credit agreement with a commercial lender to increase the amount available from $5.0 million to $10.0 million for general corporate purposes and to extend the maturity date to July 2014. Under the terms of this amendment, interest accrued at a floating per annum rate equal to the greater of either (x) the prime rate plus 0.75% or (y) 4.00% and the Company was required to pay commitment fees of $25,000 per year. The Company was subject to financial covenants requiring the Company to maintain a ratio of unrestricted cash, cash equivalents and eligible accounts receivable to current liabilities less deferred revenue of at least 1.50 to 1.00. The line of credit expired on July 31, 2014.

The Company does not have an outstanding balance and has not drawn down any outstanding amount on this line of credit as of and during the nine months ended October 31, 2014. The Company expects to renew the revolving credit facility by the end of fiscal year 2015.

In October 2014, the Company entered into an irrevocable standby letter of credit relating to the new San Francisco office lease. The standby letter of credit protects the lessor by ensuring the full and faithful performance by the Company of all its obligations and for all losses and damages the lessor may suffer as a result of any breach or default by the Company under the lease. The letter of credit is for $329,118, payable in the City of San Francisco, California and provides for a right to transfer the letter of credit to another party, person or entity as well as requires the Company to replenish any amounts drawn down by the lessor pursuant to its rights under the lease agreement.

Other Non-current Liabilities

The Company receives repayable research grants from regional French governmental agencies to fund research and development activities. The French governmental research grants payable were $208,000 and $451,000 as of October 31, 2014 and January 31, 2014, respectively. Of $208,000 French governmental research grants balance recorded at October 31, 2014, $173,000 is included in accrued liabilities and $35,000 is included in other non-current liabilities. Besides the French governmental research grants, $1.3 million of long-term tax liabilities are also included in other non-current liabilities as of October 31, 2014 and January 31, 2014.

5. Commitments and Contingencies

Operating Leases

The Company leases facilities under operating leases expiring at various dates through 2023. As of October 31, 2014, future minimum payments under the Company’s non-cancellable leases are as follows (in thousands):

Year ending January 31,	Future Lease payments
2015 (remaining three months)	$236
2016	1,024
2017	961
2018	914
2019	899
Thereafter	2,865

Total	$6,899

Rental expense totaled $304,000 and $880,000 during the three and nine months ended October 31, 2014 and $283,000 and $835,000 during the three and nine months ended October 31, 2013, respectively.

In October 2014, the Company entered into a ninety-seven month operating lease agreement on approximately 4,630 square feet for a new office in San Francisco, California. The anticipated commencement date is April 1, 2015 and the average monthly rent is $27,058. The total future minimum payments of $2.6 million under this operating lease agreement are included in the above table.

In addition, the Company has exercised its early termination right for the current office lease in South San Francisco, California. In connection with this early termination exercise, the Company has paid a $20,000 early termination fee during the three months ended October 31, 2014 and will also pay two times the monthly rent of $19,724 from January 2015 to April 2015. The total future payments of $196,000 under the operating lease agreement are included in the above table.

Litigation Matters

On October 5, 2012 a complaint captioned Wiley v. Envivio, Inc., et al. CIV-517185 was filed in the Superior Court of California, County of San Mateo, naming as defendants the Company, each of its directors, its chief executive officer, its chief financial officer, and certain underwriters of its IPO. The lawsuit purports to be a class action on behalf of purchasers of shares issued in the IPO and generally alleges that the registration statement for the IPO contained materially false or misleading statements. The complaint purports to assert claims under the Securities Act of 1933, as amended, and seeks unspecified damages and other relief. On October 19, 2012 a similar complaint captioned Toth v. Envivio, Inc. et al. CIV-517481 was filed in the same court. On November 2, 2012 defendants removed the cases to the United States District Court for the Northern District of California where they were assigned case numbers 12-cv-05637-CRB and 12-cv- 05636-CW. A similar complaint was filed in the United States District Court for the Northern District of California on December 20, 2012 entitled Thomas v. Envivio, Inc., et al. C 12-06464. The Wiley and Toth actions were subsequently remanded to the San Mateo Superior Court, where they are now pending, and the Thomas case was voluntarily dismissed without prejudice. On February 28, 2014, a complaint was filed in the United States District Court for the Northern District of California entitled Gary Silverberg v. Envivio, Inc. et al., Civil No. 14-cv-00933-PJH. The complaint purports to be on behalf of a class of purchasers of the Company’s securities between April 25, 2012 and September 7, 2012. It names as defendants the Company and the Company’s chief executive officer and chief financial officer, and seeks unspecified damages and other relief for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On June 25, 2014, the Silverberg case was voluntarily dismissed without prejudice. In November 2014, the Company and the named defendants reached an agreement in principle to settle the above-described actions without any admission of any wrongdoing by the Company or any of the named defendants. The settlement remains subject to negotiation and execution of a definitive settlement agreement and court approval. The agreement requires the Company to contribute approximately $1.0 million toward the settlement. The remaining settlement payment will be covered by the Company’s director and officer insurance.

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

6. Stockholders’ Equity

Common Stock

Shares of common stock authorized, issued and outstanding, as of October 31, 2014 and January 31, 2014 consist of the following:

	October 31, 2014		January 31, 2014
	Authorized	Issued and Outstanding	Authorized	Issued and Outstanding
Common stock	100,000,000	28,202,535	100,000,000	27,119,548

Shares of common stock reserved for issuance on an as-if converted basis are as follows as of October 31, 2014 and January 31, 2014:

	October 31, 2014	January 31, 2014
Outstanding options and awards	4,175,869	3,844,374
Available for option grants	1,163,851	1,003,608
Exercise of common stock warrants	36,000	36,000

	5,375,720	4,883,982

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

7. Stock Option Plan

Stock Option Plans

The Company adopted its stock option plan in 2000 (the “2000 Plan”). Under the 2000 Plan, as amended, the Company was able to grant options to purchase up to 1,181,689 shares of common stock to certain employees, directors and consultants. Under the terms of the 2000 Plan, the Company may grant incentive stock options (“ISO”), non-statutory stock options (“NSO”), common stock purchase agreements (“CSPA”) and stock purchase rights (“SPR”). Such awards are exercisable at prices generally equal to the fair value of the Company’s common stock at the date of grant, as determined by the board of directors. Awards granted under the 2000 Plan generally vest over four years with a six-month cliff period and may be exercised for a period of up to ten years. Vested options generally expire 30 days after termination of employment. In December 2010, the board of directors approved a decrease in the number of shares of common stock reserved for issuance under the 2000 Plan to 644,366 shares. No shares were available for future grant under the 2000 Plan as of January 31 and October 31, 2014, due to the adoption of the stock incentive plan described below.

The Company adopted the 2010 stock incentive plan (the “2010 Plan”) in June 2010. The 2010 Plan provides that only employees are eligible for the grant of ISOs and that employees, consultants and outside directors are eligible for the grant of NSOs. The 2010 Plan also allows for the grant of SPRs and restricted stock units (“RSU”). Awards granted under the 2010 Plan also generally vest over four years with a six-month cliff period and may be exercised for a period of up to ten years. Vested options generally expire three months after termination of employment. No shares were available for future grant under the 2010 Plan as of January 31 and October 31, 2014 due to the adoption of a 2012 stock incentive plan as more fully described below.

The Company adopted the 2012 stock incentive plan (the “2012 Plan”) in June 2011, as amended in April 2012. The 2012 Plan provides that only employees are eligible for the grant of ISOs and that employees, consultants and outside directors are eligible for the grant of NSOs. The 2012 Plan also allows for the grant of SPRs, RSUs and other types of equity awards. Awards granted under the 2012 Plan generally vest over four years with a twelve-month cliff period and may be exercised for a period of up to ten years. In general, the vesting of awards granted under the 2012 Plan accelerate as to 25% of the then remaining unvested portion of the awards upon a change in control of the Company. Vested options generally expire three months after termination of employment. Shares of common stock reserved for issuance under the 2012 Plan consist of 1,163,851 and 1,003,608 shares as of October 31, 2014 and January 31, 2014, respectively. The number of shares that have been authorized for issuance under the 2012 Plan are automatically increased on the first day of each fiscal year beginning in fiscal 2014 and ending in fiscal 2023, in an amount equal to the least of (i) 2,000,000 shares, (ii) 4% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, or (iii) another amount determined by the Company’s board of directors.

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

The following table summarizes the stock-based award activity for the 2000 Plan, the 2010 Plan and the 2012 Plan during the nine months ended October 31, 2014:

	Shares Available For Grant	Stock Options and SPRs Outstanding	Weighted- Average Exercise Price	Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
January 31, 2014	1,003,608	3,486,348	$1.65	7.5	$8,530
Additional options authorized	1,084,782
Options granted	(901,042)	901,042	2.32
RSUs granted	(148,512)
Options expired and forfeited	125,015	(125,015)	4.20
Exercised		(468,094)	0.36

October 31, 2014	1,163,851	3,794,281	1.88	7.5	$1,813

Vested and expected to vest - October 31, 2014		3,751,892	1.88	7.5	$1,813

Vested - October 31, 2014		2,147,145	1.44	6.2	$1,809

Stock Purchase Rights and Common Stock Purchase Agreements

The Company grants SPRs to its French employees and in limited past instances, CSPAs to service providers in the U.S. The SPRs and CSPAs provide the holder with a note equal to the aggregate exercise price of the related options, therefore, allowing the holder to legally exercise the related options at the time of issuance in consideration of the notes. Generally, the SPRs and CSPAs are subject to a vesting period of four years with the Company retaining the right to repurchase unvested shares at the aggregate exercise price of the underlying options. In the event that a holder’s status as an employee ceases for any reason, the notes and the related options are cancelled. As of October 31, 2014 and January 31, 2014, 392,479 shares were subject to repurchase under the provisions of the SPRs and 97,464 shares were subject to repurchase under the provisions of the CSPAs.

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

Restricted Stock Units

The Company grants RSUs to employees, executives and directors of the Company. As of October 31, 2014, the Company had 381,588 RSUs outstanding.

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

During the three and nine months ended October 31, 2014, the Company recorded $17,000 and $66,000 of stock-based compensation expense related to RSUs with service, market and performance-based vesting, respectively. During the three and nine months ended October 31, 2014, the Company recorded $86,000 and $233,000 of stock-based compensation expense related to RSUs with only service-based vesting, respectively.

A summary of the Company’s RSU activity for the nine months ended October 31, 2014 is presented below:

	RSUs Outstanding	Weighted Average Grant Date Fair Value
January 31, 2014	358,026	$6.50
Granted	148,512	2.02
Released	(124,950)	2.35

October 31, 2014	381,588	$6.12

Stock-based Compensation

Total stock-based compensation expense during the three and nine months ended October 31, 2014 and 2013 are recognized in the consolidated statements of operations as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Cost of revenue	$7	$1	$22	$3
Research and development	13	34	83	87
Sales and marketing	62	109	222	285
General and administrative	250	487	1,243	1,323

Total stock-based compensation	$332	$631	$1,570	$1,698

The weighted average assumptions used to estimate the fair value of the Company’s employee stock options at the grant dates during the three and nine months ended October 31, 2014 and 2013 were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Expected term (in years)	6.25	6.25	6.25	6.25
Volatility	68%	57%	68%	57%
Risk-free interest rate	1.97%	2.01%	1.98%	1.68%
Expected dividend	0%	0%	0%	0%

As of October 31 2014, total compensation cost not yet recognized for unvested stock option grants and unvested stock awards was $2.1 million and $261,000 respectively, which are expected to be recognized over the following 3.1 years and 1.2 years based on the weighted average vesting terms, respectively.

8. Net Loss per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share during the three and nine months ended October 31, 2014 and 2013 (in thousands, except for share and per share amounts):

	Three Months ended October 31,		Nine Months ended October 31,
	2014	2013	2014	2013
Net loss attributable to common stockholders	$(5,429)	$(2,929)	$(14,044)	$(10,147)

Shares used in computing net loss per share attributable to common stockholders, basic and diluted	27,712,288	27,116,388	27,454,013	27,096,605

Net loss per share attributable to common stockholders, basic and diluted	$(0.20)	$(0.11)	$(0.51)	$(0.37)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	The Period Ended October 31,
	2014	2013
Stock options to purchase common stock	3,304,338	3,000,529
Shares purchased with notes (SPRs and CSPAs)	489,943	489,943
Common stock warrants	36,000	36,000
Restricted stock units	381,588	359,026

9. Income Taxes

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company records liabilities for income tax contingencies based on its best estimate of the underlying exposures. The Company is open for audit by the U.S. Internal Revenue Service and state tax jurisdictions for all tax years since inception. With the exception of the 2010 and 2011 tax years, the Company remains open for audit by the French tax authorities from the year 2007 to the present. Most other foreign jurisdictions have statute of limitations that range from three to six years. The Company is not currently under examination by income tax authorities in federal, state or foreign jurisdictions.

The Company’s effective tax rate is a blended rate resulting from the composition of taxable income in the various global jurisdictions in which it conducts business. The Company records a full valuation allowance against its deferred tax assets in the jurisdictions where there is insufficient certainty surrounding the realization of deferred tax assets through future taxable income.

For the three and nine months ended October 31, 2014, the Company recorded an income tax expense of $154,000 and $207,000, respectively. For the three and nine months ended October 31, 2013, the Company recorded an income tax provision of $129,000 and $176,000, respectively. The income tax provision for the three and nine months ended October 31, 2014 is primarily the result of various foreign and local income taxes, partially offset by the release during the first quarter of fiscal 2015 of a $165,000 reserve for an uncertain tax position related to the Company’s France entity due to the lapse in statute of limitations for the 2011 tax year and a release during the second quarter of fiscal 2015 of an additional $50,000 reserve for uncertain tax positions related to U.S. operations due to a change in facts. The income tax provision for the three and nine months ended October 31, 2013 was comprised of various foreign and local income taxes, partially offset by the release during the first quarter of fiscal 2014 of a $205,000 reserve for an uncertain tax position related to the Company’s France entity due to the lapse in statute of limitations for the 2010 tax year.

In compliance with applicable guidance for accounting for uncertainty in income taxes, the Company has gross unrecognized tax benefits, which included provisions for estimated interest and penalties, of approximately $1.5 million as of October 31, 2014, and approximately $1.3 million as of October 31, 2013. If all of October 31, 2014 unrecognized tax benefits were recognized, $1.3 million would impact the provision for income taxes, with the remainder resulting in adjustments to other tax accounts, primarily deferred taxes. Management believes that it is reasonably possible that approximately $13,000 of its currently other remaining unrecognized tax benefits may be recognized within the 12 months beginning October 31, 2014, as a result of a lapse of the statute of limitations.

The Company recognizes interest and possible penalties related to uncertain tax positions in income tax expense.

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

The Company’s revenue by geographic region, based on the location at which each sale originates, is summarized as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Americas	$3,475	$4,586	$11,349	$13,434
Asia Pacific	2,268	3,129	6,974	6,622
EMEA	3,217	3,992	10,503	10,660

Total	$8,960	$11,707	$28,826	$30,716

Included within the Americas total in the above table is revenue from sales originating in the U.S. of $2.3 million and $5.7 million during the three and nine months ended October 31, 2014, respectively, and $3.9 million and $12.1 million during the three and nine months ended October 31, 2013, respectively. Also included within the Americas total in the above table is revenue from sales originating in Mexico of $0.9 million and $4.6 million during the three and nine months ended October 31, 2014 and $53,000 and $294,000 during the three and nine months ended October 31, 2013, respectively.

The Company’s property and equipment, net, by geographic region is summarized as follows (in thousands):

	October 31, 2014	January 31, 2014
Americas	$2,148	$1,692
Asia Pacific	9	4
EMEA	1,922	2,228

Total	$4,079	$3,924

All assets included within the Americas region in the above table are in the U.S. and all assets in the EMEA region are in France.

Customers representing 10% or greater of total revenue for the periods presented were as follows (in percentages):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Cox Communications	12%	*	*	*
Promexar, S.A. de C.V.	*	*	16%	*
Comcast Cable	*	13%	12%	17%
IncrediTek Inc.	*	15%	*	10%

Customers representing 10% or greater of total accounts receivable for the periods presented were as follows (in percentages):

	October 31, 2014	January 31, 2014
Promexar, S.A. de C.V.	21%	*
COX Communications	11%	*
Huawei Technologies Co., Ltd	*	11%
IncrediTek Inc.	*	10%

*	Less than 10%

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

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of personnel costs, sales commissions, travel costs, costs for marketing programs, facilities costs and demo inventory depreciation costs. We continue to closely monitor sales and marketing expenses and augment our sales force in key areas to further expand our strategic relationships with current and future channel partners and direct customers. We expect these expenses to grow modestly over time.

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

Critical Accounting Policies, Judgments and Estimates

There have been no material changes to our critical accounting policies, judgments and estimates during the nine months ended October 31, 2014 from those disclosed in our annual report on Form 10-K for the year ended January 31, 2014 filed with the Securities and Exchange Commission on April 25, 2014.

Three and Nine Months Ended October 31, 2014 Compared to the Three and Nine Months Ended October 31, 2013

The following table presents our historical operating results and the changes in these results in dollars (in thousands) and as a percentage for the periods presented:

	Three Months Ended October 31,		$ Change	% Change	Nine Months Ended October 31,		$ Change	% Change
	2014	2013			2014	2013
Revenue:
Product	$5,961	$9,384	(3,423)	-36%	$20,924	$24,434	(3,510)	-14%
Professional services and support	2,999	2,323	676	29%	7,902	6,282	1,620	26%

Total revenue	8,960	11,707	(2,747)	-23%	28,826	30,716	(1,890)	-6%

Cost of revenue:
Product	2,553	3,524	(971)	-28%	8,681	8,885	(204)	-2%
Professional services and support	666	555	111	20%	2,014	1,579	435	28%

Total cost of revenue	3,219	4,079	(860)	-21%	10,695	10,464	231	2%

Gross profit	5,741	7,628	(1,887)	-25%	18,131	20,252	(2,121)	-10%

Gross profit%	64%	65%		-2%	63%	66%		-4%
Operating expenses:
Research and development	2,173	2,491	(318)	-13%	6,931	6,897	34	0%
Sales and marketing	5,047	5,014	33	1%	15,488	14,955	533	4%
General and administrative	3,816	2,939	877	30%	9,485	8,434	1,051	12%

Total operating expenses	11,036	10,444	592	6%	31,904	30,286	1,618	5%

Loss from operations	(5,295)	(2,816)	(2,479)	88%	(13,773)	(10,034)	(3,739)	37%
Interest income (expense), net	(3)	7	(10)	-143%	1	39	(38)	-97%
Other income (expense), net	23	9	14	156%	(65)	24	(89)	-371%

Loss before provision for income taxes	(5,275)	(2,800)	(2,475)	88%	(13,837)	(9,971)	(3,866)	39%
Income tax provision	154	129	25	19%	207	176	31	18%

Net loss	(5,429)	(2,929)	(2,500)	85%	(14,044)	(10,147)	(3,897)	38%

Revenue

Our total revenue decreased by $2.7 million, or 23%, to $9.0 million during the three months ended October 31, 2014 from $11.7 million during the three months ended October 31, 2013. Product revenue decreased by $3.4 million primarily due to lower sales to our existing tier 1 service provider customers, particularly in North America and EMEA. We attribute the decrease in sales in North America to lower capital spending due to uncertainty regarding the consolidation of the cable industry, the delay in the initiation of some capital projects by certain service providers and the postponement of the adoption of new technology platforms by our customers, while we attribute the decrease in EMEA to declining macro economic conditions. Our professional services and support revenue increased primarily due to stronger sales of our support level agreements resulting from a growing installation base and the completion of more professional services projects compared to the same prior year period.

Our total revenue decreased by $1.9 million, or 6%, to $28.8 million during the nine months ended October 31, 2014 from $30.7 million during the nine months ended October 31, 2013. Product revenue decreased by $3.5 million primarily due to lower sales to our existing tier 1 service provider customers, particularly in North America. We also attribute the decrease to lower capital spending due to uncertainty regarding the consolidation of the cable industry, the delay in the initiation of some capital projects by certain service providers and the postponement of the adoption of new technology platforms by our customers in other sectors of the North American market compared to the same prior year period. Our professional services and support revenue increased by $1.6 million, or 26%, primarily due to stronger sales of our support level agreements resulting from a growing installation base and the completion of more professional services projects compared to the same prior year period.

Cost of Revenue and Gross Profit

Our gross margin percentage decreased slightly from 65% during the three months ended October 31, 2013 to 64% during the three months ended October 31, 2014. Our product gross margin percentage decreased from 62% to 57%, which was primarily due to a product mix consisting of the sale of more lower-margin hardware products during the three months ended October 31, 2014. Our gross margin on professional services and support increased from 76% to 78% during the three months ended October 31, 2014 as the growth in professional services and support revenue outpaced increases in costs relating to expansion of our professional services and support teams.

Our gross margin percentage decreased from 66% during the nine months ended October 31, 2013 to 63% during the nine months ended October 31, 2014. Our product gross margin percentage decreased from 64% to 59%, primarily due to a product mix consisting of the sale of more lower-margin hardware products during the nine months ended October 31, 2014. The gross margin on professional services and support remained even at 75%.

Operating Expenses

Our operating expenses increased by $592,000, or 6%, to $11.0 million during the three months ended October 31, 2014 from $10.4 million during the three months ended October 31, 2013, while our operating expenses increased by $1.6 million, or 5%, to $31.9 million during the nine months ended October 31, 2014 from $30.3 million during the nine months ended October 31, 2013. Our total operating expenses for the three and nine months ended October 31, 2014 include a non-recurring accrual of $1.0 million relating to estimated settlement costs of our securities class action lawsuit and is included as part of our general and administrative expenses.

Due to the industry-wide consolidation trend within our customer base, we are in the process of implementing a set of internal initiatives to reduce our ongoing operating expenses as part of our continuing efforts to return to profitability.

Research and Development Expenses

Research and development expenses decreased $318,000, or 13%, to $2.2 million during the three months ended October 31, 2014 from $2.5 million during the three months ended October 31, 2013, primarily due to an increase of $330,000 in the French governmental research tax credit, which is recorded as a reduction of research and development expense as the tax credit is earned, and a decrease in bonus expense of $200,000, partially offset by an increase of $125,000 in consulting expenses and employee-related costs during the period.

Research and development expenses remained even at $6.9 million during the nine months ended October 31, 2014 compared to the nine months ended October 31, 2013. Although we are devoting substantial resources to the development of additional functionality for our existing products and the development of new products, we are focusing on only deploying resources to activities that align with our overall corporate strategy. We expect research and development expenses to remain substantially the same for the year ended January 31, 2015 compared to the year ended January 31, 2014.

Sales and Marketing Expenses

Sales and marketing expenses remained even at $5.0 million during the three months ended October 31, 2014 compared to the three months ended October 31, 2013.

Sales and marketing expenses grew by $533,000, or 4%, to $15.5 million during the nine months ended October 31, 2014 from $15.0 million in the nine months ended October 31, 2013. The increase was primarily due to increases of $420,000 relating to headcount-related costs, $320,000 in corporate marketing expenses to further increase our brand awareness and global footprint through tradeshows and enhancing web and social media presence, $340,000 in outside sales commissions and $335,000 in consulting and outside professional services costs. This was offset by a decrease in sales commissions of $336,000, a decrease in depreciation expenses of $280,000 relating to demo inventory and a $150,000 decrease in bonus expenses. We expect sales and marketing expenses for the year ended January 31, 2015 to increase slightly compared to the year ended January 31, 2014 as we continue to pursue market opportunities to generate sales growth through the remaining months of our current fiscal year.

General and Administrative Expenses

General and administrative expenses increased by $877,000, or 30%, to $3.8 million during the three months ended October 31, 2014 from $2.9 million during the three months ended October 31, 2013, primarily due to a non-recurring accrual of $1.0 million relating to estimated settlement costs of our securities class action lawsuit, an increase of $330,000 in legal fees relating to our securities class action lawsuit, and an increase of $120,000 in recruiting expenses, partially offset by a decrease of $250,000 in consultants and employee related costs, a $100,000 decrease in information technology costs and a decrease in stock based compensation costs of $230,000.

General and administrative expenses increased by $1.1 million, or 12%, to $9.5 million during the nine months ended October 31, 2014 from $8.4 million during the nine months ended October 31, 2013, primarily due to a non-recurring accrual of $1.0 million relating to estimated settlement costs of our securities class action lawsuit and an increase in legal fees relating to our securities class action litigation of $790,000, partially offset by decreases in employee related costs of $380,000 and consulting and professional services fees of $335,000. Although our general and administrative expenses for the year ended January 31, 2015 will be substantially higher compared to the year ended January 31, 2014, we expect these expenses to decrease over the next fiscal year due to the non-recurring nature of our litigation and estimated settlement expenses and our internal initiatives to reduce ongoing operating expenses overall.

Interest Income (expense), net

Interest income (expense), net, changed by $10,000, or 143%, from $7,000 of interest income, net during the three months ended October 31, 2013 to $3,000 interest expense, net during the three months ended October 31, 2014. The decrease was primarily due to the maturity of our short-term investments during the prior fiscal year. We did not re-invest the proceeds we received from the maturity of these investments.

Interest income net, decreased by $38,000, or 97%, from $39,000 during the nine months ended October 31, 2013 to $1,000 during the nine months ended October 31, 2014. The decrease was primarily due to the maturity of our short-term investments during the prior fiscal year. We did not re-invest the proceeds we received from the maturity of these investments.

Other Income (Expense), net

Other income, net, increased from $9,000 during the three months ended October 31, 2013 to $23,000 during the three months ended October 31, 2014. This change was primarily due to an increase in net foreign currency gains during the three months ended October 31, 2014 compared to the three months ended October 31, 2013.

Other income (expense), net, changed from $24,000 other income, net, during the nine months ended October 31, 2013 to $65,000 other expense, net, during the nine months ended October 31, 2014. This change was primarily due to more net foreign currency losses incurred during the nine months ended October 31, 2014 compared to the nine months ended October 31, 2013.

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

We believe that our existing cash and cash equivalents as of October 31, 2014 will be sufficient to fund our operations and capital expenditures for at least the next 12 months. However, management may in the future elect to finance operations by renewing our credit facilities or selling equity securities. If additional funding is required, there can be no assurance that additional funds will be available to us on acceptable terms on a timely basis, if at all, or that we will generate sufficient cash from operations to adequately fund our operating needs or sustain profitability. If we are unable to raise additional capital or generate sufficient cash from operations to adequately fund our operations, we will need to curtail planned activities to reduce costs. Doing so will likely have an unfavorable effect on our ability to execute on our business plan.

Cash Requirements

Our cash and cash equivalents consisted of cash deposits and money market funds of $37.9 million as of October 31, 2014. Our revolving credit facility for up to $10.0 million subject to a borrowing base expired in July 2014. We had not drawn on our revolving credit facility or maintained an outstanding balance during the nine months ending October 31, 2014. We expect to renew the revolving credit facility by the end of fiscal year 2015.

Financial Condition (Sources and Uses of Cash)

Our cash flows during the nine months ended October 31, 2014 and 2013 are summarized as follows:

	Nine Months Ended October 31,
	2014	2013
	(in thousands)
Net cash used in operating activities	$(7,487)	$(3,474)
Net cash provided by (used in) investing activities	(2,173)	2,214
Net cash used in financing activities	(242)	(97)

Cash Flows from Operating Activities

Our primary uses of cash from operating activities have been for personnel costs, purchases of inventory and costs related to our facilities. We have experienced negative cash flows from operating activities primarily due to continued investment in operations on lower revenues. Our cash flows from operating activities will continue to be affected principally by our working capital requirements and the extent to which we spend on personnel and sales and marketing activities as our business requires.

Cash used in operating activities of $7.5 million during the nine months ended October 31, 2014 reflected a net loss of $14.0 million, partially offset by a decrease in net operating assets of $2.5 million and non-cash charges of $2.0 million for depreciation and amortization, $1.6 million for stock-based compensation and $0.4 million for bad debt expense. The decrease in net operating assets was primarily due to decreases of $1.4 million in accounts receivable and $1.0 million in prepaid and other current assets and an increase of $1.8 million in accounts payable, accrued liabilities and accrued compensation, offset by a decrease of $1.6 million in deferred revenue. The increase in accounts payable, accrued liabilities and accrued compensation primarily resulted from higher operating expenses. Deferred revenue decreased during the nine months ended October 31, 2014 as more projects and related professional services were completed and recognized as revenue.

Cash used in operating activities of $3.5 million during the nine months ended October 31, 2013 reflected a net loss of $10.1 million, partially offset by a decrease in net operating assets of $2.2 million, and non-cash charges of $2.2 million for depreciation and amortization, $1.7 million for stock-based compensation and $0.3 million for bad debt expense. The decrease in net operating assets was primarily due to an increase of $2.5 million in accounts payable, accrued liabilities and accrued compensation, an increase of $2.3 million in deferred revenue and an increase of $2.3 million in accounts receivable. The decrease in operating cash relating to the increase in accounts receivable was primarily due to a higher concentration of sales with large customers where customary payment terms are often longer, while the increase in operating cash relating to the increase in accounts payable, accrued liabilities and accrued compensation primarily resulted from higher revenue and thus, more amounts due to our third-party contract manufacturer as well as higher sales commission and variable compensation. The increase in deferred revenue during the nine months ended October 31, 2013 was primarily due to an increase in projects subject to revenue deferral as well as more support contracts entered into during the period.

Cash Flows from Investing Activities

During the nine months ended October 31, 2014, cash used from investing activities consisted of $2.2 million in capital expenditures, primarily for the purchase of equipment.

During the nine months ended October 31, 2013, cash flows from investing activities consisted of net cash receipts of $3.5 million from the sales and maturities of corporate bond investments partially offset by capital expenditures amounting to $1.3 million, primarily for the purchase of equipment.

Cash Flows from Financing Activities

During the nine months ended October 31, 2014, cash used in financing activities was $242,000, primarily due to repayments of French governmental research grants of $412,000, as more fully described in Note 4, offset by $170,000 in cash proceeds from the exercise of stock options.

During the nine months ended October 31, 2013, cash used in financing activities was $97,000, due to repayments of French governmental research grants of $145,000, offset by $48,000 in cash proceeds from the exercise of stock options.

Off-Balance Sheet Arrangements

As of October 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of October 31, 2014:

	Payments Due by Period
	11/1/14 - 1/31/15	2/1/15 - 1/31/17	2/1/17 - 1/31/19	Thereafter	Total
	(in thousands)
Contractual Obligations:
Operating Lease obligations	$236	$1,985	$1,813	$2,865	$6,899
French Governmental research grant repayments	69	139	—	—	208

Total	$305	$2,124	$1,813	$2,865	$7,107

We outsource the manufacturing, assembly and testing of our encoding products to FutureQuest Incorporated (“FQ”). We generally do not use custom materials in our products and therefore, our obligation to FQ is limited to outstanding purchase orders. To the extent that we cancel a purchase order, we are only liable to the extent that FQ cannot otherwise utilize those components. To date, we have never been required to purchase any such components. Our outstanding purchase orders are not material as of October 31, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Risk

Most of our sales are denominated in U.S. dollars, and therefore, our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro relative to the U.S. dollar. We have a large research and development facility in France and pay our employees located in France in Euros. To date, we have not entered into any hedging contracts. During the three and nine months ending October 31, 2014, a 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our expenses are denominated would have had an estimated impact of approximately $0.5 million and $1.6 million on our financial position and results of operations, respectively.

Interest Rate Sensitivity

We had cash and cash equivalents of $37.9 million as of October 31, 2014. Our cash and cash equivalents are held primarily in cash deposits and money market funds. We hold our cash and cash equivalents for working capital purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. During the three and nine months ended October 31, 2014, a 10% appreciation or depreciation in overall interest rates would not have had a material impact on our interest income.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of October 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended October 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On October 5, 2012 a complaint captioned Wiley v. Envivio, Inc., et al. CIV-517185 was filed in the Superior Court of California, County of San Mateo, naming as defendants the Company, each of our directors, our chief executive officer, our chief financial officer, and certain underwriters of our IPO. The lawsuit purports to be a class action on behalf of purchasers of shares issued in the IPO and generally alleges that the registration statement for the IPO contained materially false or misleading statements. The complaint purports to assert claims under the Securities Act of 1933, as amended, and seeks unspecified damages and other relief. On October 19, 2012 a similar complaint captioned Toth v. Envivio, Inc. et al. CIV-517481 was filed in the same court. On November 2, 2012 defendants removed the cases to the United States District Court for the Northern District of California where they were assigned case numbers 12-cv-05637-CRB and 12-cv-05636-CW. A similar complaint was filed in the United States District Court for the Northern District of California on December 20, 2012 entitled Thomas v. Envivio, Inc., et al. C 12-06464. The Wiley and Toth actions were subsequently remanded to the San Mateo Superior Court, where they are now pending, and the Thomas case was voluntarily dismissed without prejudice. On February 28, 2014, a complaint was filed in the United States District Court for the Northern District of California entitled Gary Silverberg v. Envivio, Inc. et al., Civil No. 14-cv-00933-PJH. The complaint purports to be on behalf of a class of purchasers of our securities between April 25, 2012 and September 7, 2012. It names as defendants the Company and our chief executive officer and chief financial officer, and seeks unspecified damages and other relief for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On June 25, 2014, the Silverberg case was voluntarily dismissed without prejudice. In November 2014, we reached an agreement in principle to settle the above-described actions without any admission of any wrongdoing by us or any of the named defendants. The settlement remains subject to negotiation and execution of a definitive settlement agreement and court approval. The agreement requires us to contribute approximately $1.0 million toward the settlement. The remaining settlement payment will be covered by our director and officer insurance.

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

Excluding our fiscal year 2012, when we recorded net income of $138,000, we have incurred significant losses since our inception, including net losses of $14.0 million and $10.1 million during the nine months ended October 31, 2014 and 2013, respectively. As of October 31, 2014, we had an accumulated deficit of $122.0 million. These losses have resulted principally from lower sales compared to costs incurred in our research and development programs and sales and marketing programs. We may incur operating losses for at least the foreseeable future as a result of the expenses associated with the continued development and expansion of our business. Additionally, since we are a public company, our general and administrative expenses have increased due to the additional operational and reporting costs associated with being a public company. We may also increase our research and development expenses. Our ability to attain profitability in the future will be affected by, among other things, our ability to execute on our business strategy, the continued acceptance of our products, the timing and size of customer orders, the sales prices of our products, the costs of our products, and the extent to which we invest in our sales and marketing, research and development, and general and administrative resources. If we are unable to attain profitability, our business would be harmed and our stock price could decline.

We rely on systems integrators, who serve as our channel partners, for a significant portion of our revenue, and disruptions to, or our failure to develop and manage, our relationships with these channel partners and the processes and procedures that support them could materially and adversely affect our business.

We generate a significant portion of our revenue through sales to channel partners, principally to assist us with the integration of our software-based solution with other third-party products to provide a tailored solution for the end-customer. Our aggregate revenue through sales to channel partners was $2.2 million and $5.3 million during the three months ended October 31, 2014 and 2013, respectively, and $11.9 million and $13.3 million during the nine months ended October 31, 2014 and 2013, respectively. We expect that these sales to channel partners will continue to generate a significant percentage of our revenue in the future. Accordingly, our future success is highly dependent upon establishing and maintaining successful relationships with a variety of channel partners.

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

Our operating results have fluctuated in the past and are likely to continue to fluctuate in the future, on an annual and a quarterly basis, as a result of several factors, many of which are outside of our control. For example, our revenue for the quarter ended October 31, 2014 was $9.0million compared to $11.7 million for the quarter ended October 31, 2013 due to lower sales to our existing tier 1 service provider customers, particularly in North America and EMEA.

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

We have taken actions to reduce our ongoing operating expenses as part of our continuing efforts to become profitable. These actions, and any cost-reduction actions we may take in the future, might have unintended consequences and could negatively impact our business.

We have taken in prior years, and may take in the future, actions to reduce our ongoing operating expenses. Despite our efforts to structure our business to operate in a cost-effective manner, some cost reduction measures could have unexpected negative consequences, such as attrition among employees and a slowdown of development projects. While our cost reduction efforts are intended to reduce our costs, we cannot be certain that all of these efforts will be successful, or that we will not be required to implement additional cost reduction measures in the future. If we are unable to recognize the anticipated benefit from our cost-reduction measures, our results of operations would be harmed.

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

We do not have a large portfolio of other products that we sell which could reduce the impact of a decline in demand or other slowdown in the sales of our multi-screen video delivery products. In addition, our competitors may have broader product offerings that they combine with the sale of video encoders, such as ad insertion and content delivery network solutions. These types of system-based product offerings may be more attractive to large service providers and our other target customers for a variety of reasons, including lower average selling prices as a result of purchasing a system as compared to individual products within a system. As a result, if our revenue were to decline from one single line of products, our overall financial results would likely materially decline.

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

Historically, a majority of our revenue has been derived from relatively few customers. Sales to our ten largest customers during the nine months ended October 31, 2014 together accounted for approximately 58% of our total revenue. Sales to our ten largest customers during the nine months ended October 31, 2013 together accounted for approximately 58% of our total revenue. During the three months ended October 31, 2014, sales to our two largest customers, accounted for 26% of our total revenue. During the three months ended October 31, 2013, sales to our two largest customers accounted for 28% of our total revenue. We expect to see continuing industry consolidation and customer concentration. For example, on February 13, 2014, Comcast announced that their board of directors approved a definitive agreement for Time Warner Cable to merge with Comcast. It is unclear, should it be successful, how this acquisition would impact our business with both of these significant customers, but it could have a negative impact on our sales to either or both companies while the two companies pursue the transaction and transition to a combined entity. At the same time, we are currently targeting large customer accounts, which if successful, could increase our concentration risk to an even smaller group of customers. This customer concentration increases our susceptibility to a slowdown in spending patterns and decreases in capital spending by our large target customers. As slowdowns in spending by our large target customers occur, our operating results can experience significant declines. Furthermore, we may not be able to continue to sell such large volumes to these customers, which could cause our operating results to fluctuate significantly and decline.

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

We are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. While we were able to determine in our management’s report for our 2014 fiscal year that our internal control over financial reporting was effective as of January 31, 2014, there can be no assurance that material weaknesses in our financial reporting will not occur in the future. Since we are an “emerging growth company,” as defined by the JOBS Act and for as long as we maintain such status, we will not be required to include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. The absence of such a requirement to include an attestation report from our registered public accounting firm could reduce the likelihood that weaknesses or errors in our internal control over financial reporting are detected. In the event that our internal control over financial reporting is not effective in the future, we could be subject to one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits or other adverse actions requiring us to incur defense costs, pay fines, settlements or judgments and causing investor perceptions to be adversely affected and potentially resulting in a decline in the market price of our stock. Internal control deficiencies could also result in a restatement of our financial statements in the future or cause investors to lose confidence in our reported financial information, leading to a decline in our stock price. In addition, we will continue to incur significant expenses, and a significant amount of management’s attention will be consumed, in order to maintain our internal control over financial reporting and to remediate any weaknesses or deficiencies that may be identified in the future.

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

Revenue derived from customers outside of the United States during the three months ended October 31, 2014 and 2013 represented 74% and 67% of our revenue, respectively. We expect that international revenue will continue to represent a substantial percentage of our revenue for the foreseeable future. Our international operations and our efforts to maintain and increase revenue in international markets are subject to a number of risks, which are generally greater with respect to emerging market countries, including the impact on our business and operating results of:

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

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for at least the next 12 months. We may, however, need to raise substantial additional capital to:

•	expand the commercialization of our products;

•	fund our operations;

•	continue our research and development;

•	defend, in litigation or otherwise, any claims that we infringe third-party patents or violate other intellectual property rights;

•	commercialize new products; and

•	acquire companies and in-license products or intellectual property.

Our future funding requirements will depend on many factors, including:

•	market acceptance of our products;

•	the cost of our research and development activities;

•	the cost of filing and prosecuting patent applications;

•	the cost of defending, in litigation or otherwise, any claims that we infringe third-party patents or violate other intellectual property rights;

•	the cost to defend or settle any litigation to which we are or become a party;

•	the cost and timing of establishing additional sales, marketing and distribution capabilities;

•	the cost and timing of establishing additional technical support capabilities;

•	the effect of competing technological and market developments; and

•	the market for such funding requirements and overall economic conditions.

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

Our stock price may be volatile.

Our common stock has a limited trading history. The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, the closing sale price per share of our common stock on the NASDAQ Global Market was $2.09 on September 8, 2014 and $1.49 on November 19, 2014. Factors that may lead to volatility in our stock price include:

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

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Companies such as ours in the high technology industry are particularly vulnerable to this kind of litigation due to the high volatility of their stock prices. On October 5, 2012, we were named, among other defendants, in a purported class action on behalf of purchasers of shares issued in our IPO that generally alleges that the registration statement for our IPO contained materially false or misleading statements. In February 2014, we were named, among other defendants, in another purported class action on behalf of purchasers of our shares between April 25, 2012 and September 7, 2012 alleging securities act violations. In November 2014, we reached an agreement in principle to settle these lawsuits, which settlement remains subject to negotiation and execution of a definitive settlement agreement and court approval. Under the terms of the settlement, we are required to contribute approximately $1.0 million toward the settlement. As of October 31, 2014, we had also incurred over $0.8 million in legal fees related to these lawsuits, and expect to incur additional fees as we finalize the settlement. Any future lawsuits to which we may become a party will likely be expensive and time consuming to investigate, defend and resolve, and will divert our management’s attention. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle lawsuits on similarly unfavorable terms, which could adversely affect our business, financial conditions, or results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

On November 4, 2014, we entered into an Office Lease (the “Lease”) with BXP Mission 535 LLC (the “Landlord”) to lease approximately 4,630 square feet of office space located at 535 Mission Street, San Francisco, California. The office space will serve as our corporate headquarters and will be used for general office purposes.

The Term of the lease commences upon the earlier to occur of (i) the date upon which we first commence to conduct business on the premises, and (ii) the date on which the premises are ready for occupancy (as defined in the Lease), which is anticipated to be April 1, 2015. The lease term is for eight years and one month. Under certain circumstances, we also have a one-time option to renew the Lease for five years. The initial base rent is $24,307.50 per month, subject to annual increases, with the last full year rate of base rent being $30,792.01 per month. We will also be required to pay our proportionate share of any building operating expenses, certain capital expenses and real estate taxes.

We are permitted to make certain improvements and alterations to the premises, subject to the terms of the Lease. Pursuant to the Lease, the Landlord will provide a cash allowance of up to $277,800.00 for costs that we incur in connection with these improvements and alterations.

The foregoing summary of the Lease is qualified in its entirety to the complete text of the Lease, which is filed as Exhibit 10.1 hereto and incorporated into this description.

In connection with entering into the Lease, we also entered into an irrevocable standby letter of credit for the protection of the Landlord. The letter of credit ensures our performance of all of our obligations and for all losses and damages the Landlord may suffer as a result of any breach or default by us under the Lease. The letter of credit is for $329,118 and requires us to replenish any amounts drawn down by the Landlord pursuant to its rights under the Lease. The foregoing summary of the letter of credit is qualified in its entirety to the complete text of the letter of credit, which is filed as Exhibit 10.2 hereto and incorporated into this description.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Index

10.1	Office Lease dated November 4, 2014 by and between BXP Mission 535 LLC and Envivio, Inc.

10.2	Letter of Credit dated in October 2014 provided by Envivio, Inc. for the benefit of BXP Mission 535 LLC.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1††	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

††	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVIVIO, INC.

By:	/s/ Erik E. Miller
Erik E. Miller Chief Financial Officer (Principal Financial and Accounting Officer) Date: December 10, 2014