Form 10-K
period 2015-01-31
ENVIVIO INC
filed 2015-04-23
CIK 1174266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended January 31, 2015

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 001-35205

ENVIVIO, INC.

(Exact name of registrant as specified in its charter)

Delaware	3663	94-3353255
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

535 Mission Street, 27th Floor

San Francisco, California 94105

(415) 510-3400

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Based on the closing sale price of the Common Stock on the NASDAQ Global Market on July 31, 2014, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $ 41,232,716.

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding on April 7, 2015 was 27,723,102.

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

Envivio was incorporated in Delaware on January 5, 2000. In March 2015, we moved our company headquarters from South San Francisco to San Francisco, California, and maintain our research and development center located in the metropolitan area of Rennes, France. We also have a presence in Australia, Brazil, China, India and Singapore. We have sold our solution to over 300 end-customers to date in more than 50 countries. Our customers include the top global service providers: nine of the top ten global broadband service providers, which include seven of the top eight U.S. cable service providers, and eight of the top ten global mobile service providers.

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

We believe the market for TV Without Boundaries is driven by several key consumer trends, including the following:

•	Demand for quality — The emergence of new high definition, or HD, standards for broadcast TV, including UltraHD, the broad availability of cost-effective Blu-ray disc players, which is the HD standard for stored video, the increasing availability of HD and IP-connected smart TVs, the availability of numerous HD Pay-TV services, and the limited but increasing availability of high quality content, such as 4K UltraHD and HD, has resulted in consumers expecting and demanding a higher quality video experience. Mobile devices and tablets are also improving screen resolution to allow for the display of HD video to meet consumer demands. As a result of these trends, consumers increasingly demand higher definition video that is free from video artifacts, including re-buffering, blockiness and cut screen.

•	Demand for anytime access to video content — The availability of cost-effective digital video recorders (DVRs) enabling time-shifting as well as on-demand services offered by service providers has made consumers increasingly accustomed to accessing video content anytime they choose. Time-shifting catch-up TV and on-demand are features and services that allow consumers to choose when they watch video content that would otherwise only be available at fixed timeframes scheduled by the service provider.

•	Demand for anywhere access to video content — The proliferation of video-enabled mobile devices, such as tablets, smartphones and laptops, is driving demand for video services irrespective of the consumer’s location.

•	Demand for advanced video services in the home — Video consumption growth is also occurring in the home. The rise in IPTV set top boxes for the delivery of traditional Pay-TV as well as the availability of high quality content and OTT set top boxes is expected to continue to drive demand.

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

KEY VIDEO MARKET SEGMENTS

Service providers and content providers are addressing evolving consumer demands for video through different market segments. The key video market segments include:

Digital Pay-TV (Managed Subscription Video and IPTV) — Digital Pay-TV is operated over a managed network and is characterized by a high quality of consumer experience and high standards of security, interactivity and reliability.

Mobile Video — The combination of advanced, user-friendly mobile devices coupled with the proliferation of 3G, 4G and Wi-Fi broadband networks, as well as the evolution of innovative business models that support the creation and deployment of video-enabled applications and services, has accelerated the demand for mobile video.

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

•	Service providers — Traditional Pay-TV service providers, including MSOs and DBSs, have been challenged, first by traditional telecommunications service providers, that have gained market share from Pay-TV, and most recently by OTT providers, who have launched successful services, such as Apple iTunes, Amazon, Google, Hulu, Netflix and Vudu. Today most service providers offer some form of bundled services where consumers can enjoy a single service package and monthly bill covering broadband Internet, voice and video services, or triple play, and in addition are bundling mobile as a fourth service, or quad play. Service providers who also operate mobile networks can leverage their dual-network presence to offer innovative services. For example, Verizon launched My FiOS, an extension of its FiOS network, to its mobile subscribers. In reaction to this competitive threat, MSOs and DBSs are launching innovative services that deliver video content to PCs and mobile devices. For example, Time Warner Cable launched TWC TV, which allows Time Warner subscribers to control devices using an iPad or iPhone throughout the digital home, and watch live television on their iPad or iPhone as well. Broadband service providers have also been engaged in commercial battles with content delivery network service providers, such as Akamai, Level 3 and Limelight, and are starting to offer competing solutions for efficient video delivery on their own networks.

•	Content providers — Content providers include broadcasters and content publishers, owners, aggregators and licensors. As wireless and wireline broadband becomes more readily available, content providers of all types have adopted new business models to capitalize on the demand for video services as well as the direct access to consumers enabled by the Internet. Broadcasters and content owners, including Disney, BBC, ESPN and HBO, have broadened their means of distribution to consumers beyond the linear broadcast business model to include direct OTT distribution. In addition, new business models from emerging content providers, including Apple iTunes, Amazon, Google, Hulu, Netflix and Vudu, have circumvented traditional service provider and programmer distribution channels to reach consumers directly via OTT delivery. Those OTT providers compete with traditional service providers by offering aggressive pricing, à la carte services and innovative new advertising models.

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

THE ENVIVIO SOLUTION

Our software-based solution is capable of delivering a true converged multi-screen service for traditional Pay-TV and across mobile, broadband and managed networks, allowing service providers and content providers to offer consumers a high-quality experience for traditional Pay-TV and across multiple devices and networks through a single converged solution. We utilize a unified software architecture to provide a flexible video delivery platform to service and content providers that can evolve with market needs. Our solution is designed to eliminate the need for separate point solutions for each screen so that service providers and content providers are able to benefit from scale and avoid the added costs of maintaining several hardware platforms and the related maintenance, redundancy, staff and support that they would otherwise incur with separate point solutions for each screen. We believe our solution offers the following key benefits to our customers:

•	Provides a high-quality video experience — We have designed a solution that enables the delivery of video to consumers to traditional TV and multiple screens while maintaining a high-quality video experience, delivered using MPEG-2, MPEG-4 AVC (H.264), HEVC (H.265) and advanced adaptive streaming technologies. Irrespective of whether video is delivered across mobile networks, managed video networks or OTT, our solution enhances the consumer’s experience by reducing video artifacts, including re-buffering, blockiness and cut screen. We believe the combination of our technological sophistication and the flexibility of our solution enables both service providers and content providers to deliver a high quality of experience to consumers who demand TV Without Boundaries.

•	Addresses complexities of multi-screen video delivery — Our solution addresses the complexities of the service provider and content provider ecosystems by providing a platform to effectively enable the delivery of video over mobile, traditional TV and IP networks to a wide array of device and operating system combinations in a number of display formats and resolutions. We provide our solution on a single platform, which is easy to deploy, easy to maintain and simple to upgrade, or in an IT datacenter environment, rather than in a complex series of disparate point solutions.

•	Provides scale with carrier-class reliability — Our solution is designed to meet the stringent requirements of service providers and is highly reliable, highly scalable and meets top industry certifications.

•	Ingests and delivers video in a broad array of formats — Our software-based solution is compatible with all major video formats across all major codecs, resolutions, frame rates, bitrates and transport profiles. We accommodate the transport of video through different networks, such as broadband and mobile networks, or traditional cable and satellite broadcast networks. In addition, our converged video delivery solution transcodes content into a wide array of professional video formats, such as 3GPP, Adobe HTTP Dynamic Streaming, Apple HTTP Live Streaming, Microsoft Smooth Streaming and MPEG-DASH.

•	Leverages existing datacenter infrastructure for enhanced video delivery — As service providers are increasingly consolidating their network and IT infrastructure and deploying cloud-based services, they are looking for ways to reduce the number of hardware elements throughout their network. Using our proprietary software-based solution, service providers can leverage their existing datacenter infrastructure to deliver enhanced video services without having to deploy additional costly hardware elements.

•	Optimizes video distribution architecture — Our solution is designed to optimize bandwidth and to ensure that video is delivered to the consumer in a highly efficient manner. We allow service providers to send video using a single format across their network, irrespective of the number of target devices they want to reach. Our solution adapts video content at each edge location distributed throughout the network, eliminating the need to repetitively deliver the same video in different formats from the core of the network to the edge. Service providers, therefore, can operate much more efficiently by lowering bandwidth usage, lowering power consumption and reducing potential network bottlenecks and the associated costs.

•	Enables new service monetization — Our solution is also designed to allow paid or ad-supported services to be delivered to multi-screens. Our video content protection and linear ad-insertion technologies are tailored for multiple devices that allow service providers to offer subscription-based or ad-based business models for multiple devices.

OUR TECHNOLOGY AND PRODUCTS

Our innovative video processing and delivery solution is based on a suite of products built upon a proprietary software platform that our engineers have developed over more than a decade. By combining this proprietary software platform with the latest generation of industry-standard servers and other third-party products, we have created an innovative suite of video processing and distribution products addressing both multi-screen and traditional Pay-TV video applications.

CORE TECHNOLOGIES

We believe our portfolio of compression and distribution technologies is more advanced than those of our competitors. Our software platform is the foundation of our video processing and distribution products and incorporates the following core technologies:

•	Modular software architecture — Our core competencies are in developing advanced media compression and video over IP technologies, where we deliver a carrier grade, multi-screen solution. We accomplish this by leveraging our contribution to the MPEG-4 and HEVC standards and our rights to related patents. Our modular software architecture provides a common platform of capabilities and features that allow our products to perform critical video processing and distribution functions, including ingest, processing, packaging, protection, encryption, and ad insertion, network optimizations and monitoring. In addition, our software-based architecture allows customers to enable features or add capacity through the input of a simple security or license key.

•	Multi-core video compression — We have developed a patented set of video processing and compression algorithms designed to optimize performance on industry-standard, multi-core hardware chipsets. These algorithms are central to all of our encoder and transcoder products. Due to the evolution in the number and speed of CPU cores, our encoding products have constantly increased their transcoding capacity. We believe that our video compression technology is designed to optimize bandwidth utilization while maintaining the highest possible level of video quality. This allows for a reduction in the cost to deliver video, or an increase in the video quality at a specified network capacity.

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

Our hardware can be easily reconfigured by our customers to deliver content to consumers on a broad array of devices with additional software options that expand device support as new devices are introduced and add support for premium features and applications. Our suite of products consists of the following:

•	Envivio Muse™ — Muse is our multi-screen software architecture designed for live or file-based video transcoding and distribution to multiple devices. It is designed to significantly improve efficiency and operations compared to architectures that require separate broadcast and multi-screen headend equipment. We have designed our Muse compression software to optimize live and on-demand workflows for video delivery commensurate with the characteristics of both legacy and current network infrastructures by encoding video input in multiple codecs, resolutions, bit rates and formats. Muse utilizes pre-processing techniques to clean and optimize video sources before encoding, and is designed to perform high-quality compression and content encryption to secure high-value content from the headend to the edge device that meets the requirements of content owners for quality, content protection and digital rights management. Muse is available on industry-standard blade servers or Envivio appliances and enables service providers running large-scale operations to leverage their existing datacenter infrastructure to deliver enhanced video services.

•	Envivio Halo™ — Our Halo Network Media Processor performs final content processing and adaptation for consumer devices, including protected adaptive bitrate streams compatible with Apple iOS, Android and Microsoft Smooth Streaming enabled consumer devices. We introduced Halo to our customers in November 2010. Halo also enables advanced functionality such as ad insertion and content protection for mobile devices that facilitates service monetization and enables immersive end user experiences. Halo Network Media Processors can be added by network operators as needed, locally or distributed, to support new devices without impacting the headend. When launching a multi-screen service, Halo allows our customers to significantly reduce bandwidth usage on the network infrastructure.

•	Envivio appliances — Envivio offers a software-based approach to video compression and media processing, leveraging the power and performance capabilities of the latest generation Intel-based hardware platforms. Our standards-based appliances deliver video to mobile, PC and TV from a single platform. Various models of appliances are available, and Envivio products can also be installed on HP blade servers in an IT-centric architecture.

•	Envivio Guru™ — Our Guru (formerly 4Manager) network management system is specifically engineered to manage next generation video headends for mobile TV, OTT and IPTV, while continuing to support traditional broadcast distribution networks. Guru allows service providers to monitor and control all headend appliances with a simple yet comprehensive web-based user interface using a customizable layout. Guru is designed to maximize video headend availability and reliability by reporting system malfunctions and can automatically switch away from a defective unit, minimizing service disruption. This allows service providers to reduce operational costs and provide a high quality of service for their customers.

•	Envivio NuageSM — Envivio NuageSM is a fully virtualized cloud-based software-as-a-service (SaaS) video solution that supports both private and public cloud options. Envivio NuageSM is designed to manage content for video service and content providers — from content acquisition to the consumer — on any screen. Envivio NuageSM supports live linear and on-demand video, and operates as a service on private, operator-owned networks, in the public cloud, or in hybrid environments.

SERVICES

Customers can purchase services in support of our products, including:

•	On-site project assessment — We provide a complete review of content sources, existing systems and middleware to determine the proper interface and adaptation equipment necessary for our customer to deliver an optimized consumer quality of experience.

•	Systems integration — We configure all the equipment with our solution according to network design and plan. We can test and integrate additional third-party equipment and validate predefined use cases in our labs.

•	On-site delivery — We install all equipment and test the operational environment, including redundancy and system monitoring as well as administer technical training to validate predefined use cases in an operational environment.

•	Operational and customer support — We provide different grades of service level agreements and support contracts according to requirements.

RESEARCH AND DEVELOPMENT

Our investment in research and development is critical to our business as we seek to develop new video processing and delivery solutions and support emerging technology. Our research and development lab is located in the metropolitan area of Rennes, France, where we believe we have ample access to talented video engineers and can benefit from a cost-effective, stable workforce. We have assembled a team of 62 engineers, substantially all of whom are software engineers, as of January 31, 2015, with expertise in various fields, including video compression, IP video protocols and user interface. Our success in developing new products and solutions depends on a variety of factors, including market demand for new products, product performance, adequate manufacturing processes and effective sales and marketing efforts. Research and development expenses totaled $9.4 million, $9.1 million and $7.6 million for our fiscal years 2015, 2014 and 2013, respectively.

SALES AND MARKETING

We sell our video delivery solutions to our customers indirectly through our channel partners, and directly through our internal sales force.

•	Channel sales — As part of our sales efforts, we have developed relationships with channel partners, some with large Tier-1 systems integrators, including telecommunications equipment manufacturers. As of January 31, 2015, we had over 20 active channel partnerships, including relationships with large telecommunications equipment providers throughout the world. We utilize our channel partners to assist with our sales to Tier-1 customers and to manage our sales into Tier-2 and Tier-3 customers. These channel partners often act as a general contractor for network deployments and will use our products to fulfill the video infrastructure elements of a deployment. We may seek to selectively add distribution partners, particularly in regions outside North America, to complement or expand our business.

•	Direct sales — Our direct sales team sells our products and solutions to service providers and content providers globally. As of January 31, 2015, we had a sales force consisting of 31 employees worldwide. Our direct sales force has historically been focused on cultivating and selling into large service providers in major international markets. Even when we are partnering with a systems integrator or other channel partner, our internal sales force directly markets to prospective end-customers and carefully articulates our product benefits as a key component of an end-to-end solution. We maintain meaningful relationships with large service providers and intend to grow our direct sales to become a larger portion of our total sales in the future.

Our marketing efforts are focused on building our brand awareness and qualifying sales leads for new and existing customers. We employ a team of marketing professionals and utilize our network of channel partners for additional marketing efforts. As of January 31, 2015, we had 17 marketing professionals globally. Our marketing team is responsible for branding, product marketing and managing our channel marketing programs. Our marketing team actively contributes to industry-related standards organizations, markets the Envivio brand at industry conferences and contributes to publications and other services to continuously promote our brand and products.

CUSTOMERS AND CHANNEL PARTNERS

We sell our video processing and delivery solution directly and indirectly through our channel partners to end-customers that include wireline and mobile telecommunications service providers, MSOs, DBSs, broadcasters and other content providers. An end-customer deployment of our solution can involve a varying amount of hardware and software depending on the size and requirements of the network. As of January 31, 2015, we had more than 300 end-customers in over 50 countries. Our customers include the top global service providers, including nine of the top ten global broadband service providers, which include three of the top four U.S. cable service providers, and eight of the top ten global mobile service providers.

In the 2015 fiscal year, one of our customers directly accounted for 15% of our total revenue. In the 2014 fiscal year, one of our customers directly accounted for 18% of our total revenue. In the 2013 fiscal year, none of our customers accounted for more than 10% of our total revenue.

We derived 25%, 35% and 13% of our revenue from sales to customers located in the United States in the fiscal years 2015, 2014 and 2013, respectively, and 75%, 65% and 87% of our revenue from international sales in the fiscal years 2015, 2014 and 2013, respectively. We derived 22%, 24% and 28% of our revenue from sales to customers located in the Asia Pacific region in the fiscal years 2015, 2014 and 2013, respectively. We derived 33%, 36% and 51% of our revenue from sales to customers located in EMEA region in the fiscal years 2015, 2014 and 2013, respectively.

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

We source the components included in our products from various suppliers as well as source licenses relating to our network management system from a single third-party vendor. We have not historically had any material issues procuring desired quantities of licenses or components necessary for production as a majority are standard off-the-shelf components and are, therefore, typically neither susceptible to supply shortages nor material lead times. However, any unpredicted reductions to the availability of components may require us to temporarily decrease our manufacturing output and we may need to add other licensing partners to satisfy our licensing needs.

COMPETITION

The market for our solution is highly competitive and fragmented. With the rapid adoption of video-enabled mobile devices, ubiquitous broadband connectivity and the growing consumer demand for TV Without Boundaries, the market for our products is attracting competition. As a result, we are experiencing significant competition from large and established companies as well as many emerging companies. We believe the principal competitive factors in our market include the following:

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

Currently, we compete with companies focused on more traditional broadcast delivery, including Harmonic Inc. We also compete with companies focused on multi-screen encoding, including Cisco Systems, Inc. (through its acquisition of Inlet Technologies LLC), Elemental Technologies and Imagine Communications Corp. The competition from these companies and new competitors that enter our market in the future is expected to intensify as the industry continues to evolve, which may lead to increasing pricing pressure and adversely impact revenue and gross margins. Due to the evolving competitive landscape and growing market opportunity, we also expect to encounter direct competition in the future from one or more larger traditional network infrastructure providers that may currently be one of our systems integrators, such as Google Inc. (through its acquisition of Motorola Mobility) and Ericsson AB. These network equipment companies may provide, as a package, encoding solutions in combination with the other equipment that they traditionally sell to service providers. Similarly, we expect competition from one or more telecommunications, cable or satellite service providers, such as Comcast Corp. and Verizon Communications, as they are currently exploring developing their own encoding solutions and related technologies.

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

Conditions in our market could change rapidly as a result of technological advancements in video compression and delivery and from continuing market consolidation, which includes the consolidation of both our current and target customers as well as our competitors. The development of alternative technologies could decrease the demand for our products. We cannot be certain that we will be able to compete successfully against our current or future competitors, which may negatively affect our results of operations in the future.

INTELLECTUAL PROPERTY

Our intellectual property is a key element to the success of our business. We rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary confidentiality and other contractual protections. As of January 31, 2015, we had eight issued U.S. patents and five issued European patents. Our patents will expire on various dates from 2022 to 2028. In particular, we have patented key technologies related to the implementation of our 4Caster product. The key patents that protect the optimal implementation of the MPEG-4 algorithms on a generic multi-core computer platform include the following patents that were all issued in the United States: (i) our patent covering image coding or decoding device and method involving multithreading of processing operations over a plurality of processors, and corresponding computer program and synchronization signal, which expires in 2024; (ii) our patent covering image encoding or decoding method and device, with parallelization of processing over several processors and coprocessors, and corresponding computer-readable storage medium, which expires in 2028; (iii) our patent covering multiple-reference motion estimation method and device, coding method and device, computer program products and corresponding storage means, which expires in 2025; and (iv) our patent covering method and device for detecting transitions in a video sequence, method and device for coding, computer program products and corresponding storage means, which expires in 2025. In addition, we have four patent applications pending in the United States and one patent application pending in Europe. We have rights to 12 patents licensed to us by France Telecom. We own the registered trademark for Envivio in the United States, Hong Kong and the European Community and have protection for the Envivio trademark through the Madrid Protocol in China, France, Japan and South Korea. We also have one trademark application pending with the U.S. Patent and Trademark office.

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

EMPLOYEES

As of January 31, 2015, our total headcount was 157 full-time employees. We had 62 research and development employees, 73 sales and marketing employees and 22 employees in general administration and human resources. As of January 31, 2015, our headcount was 45 employees in the United States, 99 in France, 4 in China and 9 throughout several other countries around the world.

None of our employees are represented by labor unions or are covered by a collective bargaining agreement. We have never experienced any work stoppages, and we consider our relations with our employees to be good.

FACILITIES

Our corporate headquarters is located at 535 Mission Street, San Francisco, California in an office consisting of approximately 4,600 square feet. The lease for this office expires in April 2023. We also have an office in Denver, Colorado consisting of approximately 2,800 square feet. The lease for the Denver office expires in April 2017. In addition, we have a facility in the metropolitan area of Rennes, France consisting of approximately 31,000 square meters used primarily for research and development, sales and support. This lease expires August 31, 2021. We also have a representative office in Beijing, China and an additional sales and support office in Singapore. We believe that our current facilities are suitable and adequate to meet our current needs. We plan to add new facilities or expand our existing facilities as necessary. We do not foresee any issues finding available space to accommodate our future expansion plans.

INSURANCE

From time to time, our products may malfunction or have undetected errors. We have purchased insurance coverage to protect against specific claims related to the use of our products. We believe our current insurance coverage is adequate to protect against claims resulting from federal, state or local laws.

LEGAL PROCEEDINGS

On October 5, 2012 a complaint captioned Wiley v. Envivio, Inc., et al. CIV-517185 was filed in the Superior Court of California, County of San Mateo, naming as defendants the Company, each of our directors, our chief executive officer, our chief financial officer, and certain underwriters of our IPO. The lawsuit purports to be a class action on behalf of purchasers of shares issued in the IPO and generally alleges that the registration statement for the IPO contained materially false or misleading statements. The complaint purports to assert claims under the Securities Act of 1933, as amended, and seeks unspecified damages and other relief. On October 19, 2012 a similar complaint captioned Toth v. Envivio, Inc. et al. CIV-517481 was filed in the same court. On November 2, 2012 defendants removed the cases to the United States District Court for the Northern District of California where they were assigned case numbers 12-cv-05637-CRB and 12-cv-05636-CW. A similar complaint was filed in the United States District Court for the Northern District of California on December 20, 2012 entitled Thomas v. Envivio, Inc., et al. C 12-06464. The Wiley and Toth actions were subsequently remanded to the San Mateo Superior Court, where they are now pending, and the Thomas case was voluntarily dismissed without prejudice. On February 28, 2014, a complaint was filed in the United States District Court for the Northern District of California entitled Gary Silverberg v. Envivio, Inc. et al., Civil No. 14-cv-00933-PJH. The complaint purports to be on behalf of a class of purchasers of our securities between April 25, 2012 and September 7, 2012. It names as defendants the Company and our chief executive officer and chief financial officer, and seeks unspecified damages and other relief for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On June 25, 2014, the Silverberg case was voluntarily dismissed without prejudice. In November 2014, we reached an agreement in principle to settle the above-described actions without any admission of any wrongdoing by us or any of the named defendants. The parties subsequently entered into a formal settlement agreement, which must be approved by the court before becoming final. The agreement requires us to contribute approximately $1.0 million toward the settlement. On March 16, 2015, we funded into an escrow account our portion of the settlement of approximately $1.0 million, and the remaining settlement payment will be covered by our director and officer insurance providers. The settlement payment will be released from escrow subject to and upon final court approval of the settlement.

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

Historically, a majority of our revenue has been derived from relatively few customers. Sales to our ten largest customers together accounted for approximately 56% and 52% of our total revenue in fiscal years 2015 and 2014, respectively. In our 2015 fiscal year, sales to Promexar, S.A. de C.V. and sales to Comcast Corporation accounted for 15% and 12% of our total revenue, respectively. We expect to see continuing industry consolidation and customer concentration. For example, Comcast has entered into an agreement to acquire Time Warner Cable. It is unclear, should it be successful, how this acquisition would impact our business with both of these significant customers, but it could have a negative impact on our sales to either or both companies while the two companies pursue the transaction and transition on to a combined entity. At the same time, we are currently targeting large customer accounts, which if successful, could increase our concentration risk to an even smaller group of customers. This customer concentration increases our susceptibility to a slowdown in spending patterns and decreases in capital spending by our large target customers. As slowdowns in spending by our large target customers occur, our operating results can experience significant declines. Furthermore, we may not be able to continue to sell such large volumes to these customers, which could cause our operating results to fluctuate significantly and decline. The combination of a highly competitive market for the supply of our solutions, coupled with customer consolidation may have a negative impact on our operating results.

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

Currently, we compete with companies focused on more traditional broadcast delivery, including Harmonic Inc. We also compete with companies focused on multi-screen encoding, including Cisco Systems, Inc. (through its acquisition of Inlet Technologies LLC), Elemental Technologies and Imagine Communications Corp. The competition from these companies and new competitors that enter our market in the future is expected to intensify as the industry continues to evolve, which may lead to increasing pricing pressure and adversely impact revenue and gross margins. Due to the evolving competitive landscape and growing market opportunity, we also expect to encounter direct competition in the future from one or more larger traditional network infrastructure providers that may be one of our systems integrators, such as Arris Group, Inc. and Ericsson AB. These network equipment companies may provide, as a package, encoding solutions in combination with the other equipment that they traditionally sell to service providers. Similarly, we expect competition from one or more telecommunications, cable or satellite service providers, such as Comcast Corp. and Verizon Communications, as they are currently exploring developing their own encoding solutions and related technologies.

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

Excluding our fiscal year 2012, when we recorded net income of $138,000, we have incurred significant losses since our inception, including net losses of $15.6 million and $12.2 million during fiscal 2015 and 2014, respectively. As of January 31, 2015, we had an accumulated deficit of $123.6 million. These losses have resulted principally from lower sales compared to costs incurred in our research and development programs and sales and marketing programs. We may incur operating losses for at least the foreseeable future as a result of the expenses associated with the continued development and expansion of our business. We also incur additional operational and reporting costs associated with being a public company, which serves to increase our general and administrative expenses. We may also increase our research and development expenses. Our ability to attain profitability in the future will be affected by, among other things, our ability to execute on our business strategy, the continued acceptance of our products, the timing and size of customer orders, the average sales prices of our products, the costs of our products, and the extent to which we invest in our sales and marketing, research and development, and general and administrative resources. If we are unable to attain profitability, our business would be harmed and our stock price could decline.

Our sales cycles can be long and unpredictable. As a result, our sales are difficult to predict and may vary substantially from quarter to quarter, which may cause our operating results to fluctuate significantly.

The timing of our sales is difficult to predict. Our sales efforts involve educating our customers about the use and benefits of our software-based solution, including the technical capabilities of our products and the potential cost savings achievable by organizations deploying our software-based solution. Customers, particularly in the cable, satellite and telecommunications industries, typically undertake a significant evaluation process, which frequently involves not only our products but also those of our competitors and can result in a lengthy sales cycle. We spend substantial time, effort and money on our sales efforts without any assurance that such efforts will produce any sales. In addition, purchases of our products are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. The length of a customer’s deployment period may directly affect the timing of any subsequent purchase of additional products by that customer. In addition, once we deliver our software-based solution to our customers, for certain customers, we may not be able to recognize revenue for the sale until the customer completes its acceptance procedures. If sales expected from a specific customer for a particular quarter are not realized or completed in that quarter or at all, our operating results, financial condition and cash flows could be materially and adversely affected.

Our operating results are likely to fluctuate significantly and may fail to meet or exceed the expectations of securities analysts or investors, causing our stock price to decline.

Our operating results have fluctuated in the past and are likely to continue to fluctuate in the future, on an annual and a quarterly basis, as a result of several factors, many of which are outside of our control. For example, our revenue for the quarter ended January 31, 2015 was $12.7 million compared to $9.0 million for the quarter ended October 31, 2014 due to stronger sales of our software-based solutions and improving market demand in North America.

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

Our encoding products are based on industry video compression standards, which can change rapidly. For example, encoding products based on the MPEG-2 compression standards are being increasingly replaced by encoding products based on newer standards, such as HEVC/H.265, that have been recently adopted and provide significantly greater compression efficiency, thereby making more bandwidth available to operators. The availability of more bandwidth is particularly important to those operators seeking to launch, or expand, HDTV services. We have developed and launched products, including HD encoders, based on these new standards in order to remain competitive, and are continuing to devote considerable resources to these efforts. As industry standards continue to evolve, however, we must continue to devote significant resources to address these evolving standards. Our efforts to address these evolving standards may not be successful in the future, or at all, and we may be unable to compete effectively in our target markets when new industry standards are established.

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

We have taken actions to reduce our ongoing operating expenses as part of our continuing efforts to become profitable. These actions, and any cost-reduction actions we may take in the future, could have unintended consequences and negatively impact our business.

We have taken in prior years, and may take in the future, actions to reduce our ongoing operating expenses. Despite our efforts to structure our business to operate in a cost-effective manner, some cost reduction measures could have unexpected negative consequences, such as attrition among employees and a slowdown of development projects. While our cost reduction efforts are intended to reduce our costs, we cannot be certain that all of these efforts will be successful, or that we will not be required to implement additional cost reduction measures in the future. If we are unable to recognize the anticipated benefit from our cost-reduction measures, our results of operations would be harmed and it could negatively impact our business.

We rely on systems integrators, who serve as our channel partners, for a significant portion of our revenue, and disruptions to, or our failure to develop and manage, our relationships with these channel partners and the processes and procedures that support them could materially and adversely affect our business.

We generate a significant portion of our revenue through sales to channel partners, principally to assist us with the integration of our software-based solution with other third-party products to provide a tailored solution for the end-customer. Our aggregate revenue through sales to channel partners was $17.6 million, $19.7 million and $26.8 million during the fiscal years 2015, 2014 and 2013, respectively. We expect that sales to channel partners will continue to generate a significant percentage of our revenue in the future. Accordingly, our future success is highly dependent upon establishing and maintaining successful relationships with a variety of channel partners.

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

We have derived substantially all of our revenue from a single line of products, and a decline in demand for these products could cause our revenue to grow more slowly or to decline, which could adversely affect our business and results of operations.

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

We do not have a large portfolio of other products, which could reduce the impact of a decline in demand or other slowdown in the sales of our multi-screen video delivery products. In addition, our competitors may have broader product offerings that they combine with the sale of video encoders, such as ad insertion and content delivery network solutions. These additional system-based product offerings may be more attractive to large service providers and our other target customers for a variety of reasons, including lower average selling prices as a result of purchasing a system as compared to individual products within a system. As a result, if our revenue were to decline from one single line of products, our overall financial results would likely materially decline.

We have had limited success selling our converged, software-based solutions to traditional Pay-TV operators. If Pay-TV operators do not adopt our converged, software-based solutions for delivering traditional Pay-TV, or the operators’ adoption of our converged, software-based solutions grow more slowly than anticipated, we may not be able to increase our revenue sufficiently to achieve and maintain profitability.

We have devoted a significant amount of resources to developing and marketing our converged, software-based solution video delivery products to traditional Pay-TV operators, who have historically preferred hardware-based, single-function solutions to deliver Pay-TV, and believe our future growth will substantially depend on the market acceptance and adoption of our solutions to this important market segment. Our target customers and those customers that comprise a significant portion of our revenue include very large service providers in the cable, telecommunications and satellite broadcast industries. A decision by these customers to deploy new video delivery infrastructure can take a significant amount of time end depend on a variety of factors. These customers typically undertake a significant evaluation process, which frequently involves not only our products, but also those of our competitors and other third parties. In addition, our sales efforts involve educating our customers about the use and benefits of our software-based solution, including the technical capabilities of our products and the potential cost savings achievable by organizations deploying our software-based solution. As a result, demand for our converged software-based video delivery products may grow more slowly than we anticipate which could cause our operating results, financial condition and cash flows to be materially and adversely affected.

The sales prices of our products may decrease.

The sales prices for our products may decline for a variety of reasons, including pricing pressures resulting from increased competition and industry consolidation of customers, a change in our mix of products, and the anticipation of the introduction of new products or promotional programs. The markets in which we compete are highly competitive and we expect this competition to increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse product offerings may reduce the price of products that compete with ours in order to promote the sale of other products or may bundle them with other products. For example, some of our large competitors who provide systems integration may offer video headends at very low prices or on a bundled basis. In addition, industry consolidation of our customers can lead to longer term pricing pressure as the pool of customers, in an already competitive market, decreases which affords more negotiating leverage for these customers. Furthermore, sales prices for our products may decrease over product life cycles. A decline in our sales prices in excess of our expectations may harm our operating results, financial condition and cash flows.

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

We are an “emerging growth company” as well as a “smaller reporting company” and intend to comply with reduced public company reporting requirements applicable to such companies, which could make our common stock less attractive to investors.

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

Notwithstanding the above, we are also currently a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company,” at such time we cease to be an “emerging growth company,” the disclosures we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an “emerging growth company” or a “smaller reporting company.” Specifically, similar to “emerging growth companies,” “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. We cannot predict if investors will find our common stock less attractive if we choose to continue to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

We incur significant costs as a result of operating as a public company, our management has limited experience managing a public company, and our management devotes substantial time to new compliance initiatives.

As a public company, we have incurred significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act and the Dodd-Frank Act of 2010, as well as rules subsequently implemented by the SEC and the Nasdaq Stock Market, or NASDAQ, impose a number of requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal, accounting and financial compliance costs and make some activities more time-consuming and costly. For example, these new rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and may require us to accept reduced policy limits and coverage or incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

In addition, the Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. These requirements will increase once we cease being an “emerging growth company” or “smaller reporting company,” and therefore, the costs associated with being a public company are likely to increase in the future for us. Our compliance with the Sarbanes-Oxley Act requires that we incur substantial accounting expense and expend significant management time on compliance-related issues.

If we are unable to maintain effective internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected.

We are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. While we were able to determine in our management’s report for our 2015 fiscal year that our internal control over financial reporting was effective as of January 31, 2015, there can be no assurance that material weaknesses in our financial reporting will not occur in the future. Since we are an “emerging growth company,” as defined by the JOBS Act and for as long as we maintain such status, we will not be required to include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. The absence of such a requirement to include an attestation report from our registered public accounting firm could reduce the likelihood that weaknesses or errors in our internal control over financial reporting are detected. In the event that our internal control over financial reporting is not effective in the future, we could be subject to one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits or other adverse actions requiring us to incur defense costs, pay fines, settlements or judgments and causing investor perceptions to be adversely affected and potentially resulting in a decline in the market price of our stock. Internal control deficiencies could also result in a restatement of our financial statements in the future or cause investors to lose confidence in our reported financial information, leading to a decline in our stock price. In addition, we will continue to incur significant expenses, and a significant amount of management’s attention will be consumed, in order to maintain our internal control over financial reporting and to remediate any weaknesses or deficiencies that may be identified in the future.

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

We must improve the market awareness of our software-based solution, particularly for traditional TV opportunities, and expand our relationships with our channel partners in order to increase our revenue. We must also improve our sales execution to, among other things, increase the number of our sales opportunities. We intend to continue to utilize our sales and marketing functions to expand awareness of our software-based solution. Further, we believe that we must continue to develop our relationships with new and existing channel partners and create additional sales opportunities to effectively and efficiently extend our geographic reach and market penetration. Our efforts to improve our sales could result in a material increase in our sales and marketing expense and general and administrative expense, and there can be no assurance that such efforts will be successful. If we are unable to significantly increase the awareness of our software-based solution, create additional sales opportunities, expand our relationships with channel partners, or effectively manage the costs associated with these efforts, our operating results, financial condition and cash flows could be materially and adversely affected.

We depend significantly on our international revenue and are subject to the risks associated with international operations, which may negatively affect our operating results.

Revenue derived from customers outside of the United States during fiscal 2015, 2014 and 2013 represented 75%, 65% and 87% of our revenue, respectively. We expect that international revenue will continue to represent a similarly substantial percentage of our revenue for the foreseeable future. Our international operations and our efforts to maintain and increase revenue in international markets are subject to a number of risks, which are generally greater with respect to emerging market countries, including the impact on our business and operating results of:

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

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for at least the next 12 months. We may, however, need to raise substantial additional capital to:

•	expand the commercialization of our products;

•	fund our operations;

•	continue our research and development;

•	defend, in litigation or otherwise, any claims that we infringe third-party patents or violate other intellectual property rights;

•	commercialize new products;

•	acquire companies and in-license products or intellectual property; and

•	meet capital expenditure requirements for operations.

Our future funding requirements will depend on many factors, including:

•	market acceptance of our products;

•	the cost of our research and development activities;

•	the cost of filing and prosecuting patent applications;

•	the cost of defending, in litigation or otherwise, any claims that we infringe third-party patents or violate other intellectual property rights;

•	the cost to defend or settle any litigation to which we are or become a party;

•	the cost and timing of establishing additional sales, marketing and distribution capabilities;

•	the cost and timing of establishing additional technical support capabilities;

•	the effect of competing technological and market developments;

•	the market for such funding requirements and overall economic conditions; and

•	the level of capital expenditures required for operations.

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

Risks Related to Our Industry

Our future growth depends on market acceptance of several broadband services, on the adoption of new broadband and other technologies and on several other industry trends.

Future demand for many of our products will depend significantly on the growing market acceptance of, and demand for, emerging broadband services, including digital video, on-demand video services, HD video, 4K UltraHD video, IPTV, mobile video services and high-speed data services. The market demand for such emerging services is rapidly growing, with many de facto or proprietary systems in use, which increases the challenge of delivering interoperable products intended to address the requirements of such services.

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

Furthermore, other technological, industry and regulatory trends will affect the growth of our business. These trends include the following:

•	convergence, or the need of many network operators to deliver a package of video, voice and data services to consumers, including 4K HEVC streaming and mobile delivery options;

•	the increasing availability of traditional broadcast video content on the Internet;

•	the availability of 4K UltraHD video content;

•	sufficient bandwidth to customers’ premises to facilitate the delivery of high resolution content such as 4K UltraHD;

•	the further penetration of telecommunications operators into video service delivery;

•	the emergence of a viable mobile video content delivery standard;

•	efforts by regulators and governments in the United States and abroad to encourage the adoption of broadband and digital technologies;

•	level of consumer interest in 4K television and content;

•	the extent and nature of regulatory attitudes towards such issues as network neutrality, competition between operators, access by third parties to networks of other operators, local franchising requirements for telecommunications operators to offer video, and other new services, such as mobile video; and

•	the outcome of litigation and negotiations between content owners and service providers regarding rights of service providers to store and distribute recorded broadcast content, which outcomes may drive adoption of one technology over another in some cases.

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

There may have been potential deficiencies in the process by which we obtained approvals of prior amendments to our certificate of incorporation, and in particular the means by which our certificate of incorporation was approved in connection with our Series D preferred stock financing in 2003, or the Series D charter. Delaware law, which is the state in which we are incorporated, requires a specific ordering of board and stockholder approvals in order for charter amendments to be properly approved. Our records from the Series D financing, which occurred ten years ago and among other things effected a 1-for-100 reverse stock split and an automatic conversion into shares of common stock of all of the then-outstanding shares of Series A preferred stock, Series B preferred stock, Series C1 preferred stock and Series C2 preferred stock held by any stockholder who did not purchase its full pro rata allocation in the Series D financing, do not provide clear evidence that the ordering process was correctly adhered to in all instances.

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

Our stock price may be volatile.

Our common stock has a limited trading history. The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, the closing sale price per share of our common stock on the NASDAQ Global Market was $1.22 on December 8, 2014 and $2.09 on September 8, 2014. Factors that may lead to volatility in our stock price include:

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

In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. Any such litigation could result in substantial costs and a diversion of our management’s attention and resources.

We have been named as a defendant in a purported securities class action lawsuit. This and other litigation could cause us to incur substantial costs and divert our attention and resources.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Companies such as ours in the high technology industry are particularly vulnerable to this kind of litigation due to the high volatility of their stock prices. On October 5, 2012, we were named, among other defendants, in a purported class action on behalf of purchasers of shares issued in our IPO that generally alleges that the registration statement for our IPO contained materially false or misleading statements. In February 2014, we were named, among other defendants, in another purported class action on behalf of purchasers of our shares between April 25, 2012 and September 7, 2012 alleging securities act violations. In November 2014, we and the named defendants reached an agreement in principle to settle the above-described actions without any admission of any wrongdoing by us or any of the named defendants. The parties subsequently entered into a formal settlement agreement, which must be approved by the court before becoming final. The agreement requires us to contribute approximately $1.0 million toward the settlement. On March 16, 2015, we funded into an escrow account our portion of the settlement of approximately $1.0 million, and the remaining settlement payment will be covered by our director and officer insurance providers. The settlement payment will be released from escrow subject to and upon final court approval of the settlement. As of January 31, 2015, we had also incurred over $1.0 million in legal fees related to these lawsuits, and expect to incur additional fees as we finalize the settlement. Any future lawsuits to which we may become a party will likely be expensive and time consuming to investigate, defend and resolve, and will divert our management’s attention. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle lawsuits on similarly unfavorable terms, which could adversely affect our business, financial conditions, or results of operations.

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

Our corporate headquarters is located at 535 Mission Street, San Francisco, California and consists of approximately 4,600 square feet and has a lease term of eight years. All of our facilities are leased, including our principal operations and corporate headquarters in San Francisco, California. We also have research and development centers in the metropolitan area of Rennes, France, several sales offices in the U.S. and sales and support centers in Europe and Asia. Our leases, which expire at various dates through April 2023, are for an aggregate of approximately 39,000 square feet of space.

ITEM 3.	LEGAL PROCEEDINGS

On October 5, 2012 a complaint captioned Wiley v. Envivio, Inc., et al. CIV-517185 was filed in the Superior Court of California, County of San Mateo, naming as defendants the Company, each of our directors, our chief executive officer, our chief financial officer, and certain underwriters of our IPO. The lawsuit purports to be a class action on behalf of purchasers of shares issued in the IPO and generally alleges that the registration statement for the IPO contained materially false or misleading statements. The complaint purports to assert claims under the Securities Act of 1933, as amended, and seeks unspecified damages and other relief. On October 19, 2012 a similar complaint captioned Toth v. Envivio, Inc. et al. CIV-517481 was filed in the same court. On November 2, 2012 defendants removed the cases to the United States District Court for the Northern District of California where they were assigned case numbers 12-cv-05637-CRB and 12-cv-05636-CW. A similar complaint was filed in the United States District Court for the Northern District of California on December 20, 2012 entitled Thomas v. Envivio, Inc., et al. C 12-06464. The Wiley and Toth actions were subsequently remanded to the San Mateo Superior Court, where they are now pending, and the Thomas case was voluntarily dismissed without prejudice. On February 28, 2014, a complaint was filed in the United States District Court for the Northern District of California entitled Gary Silverberg v. Envivio, Inc. et al., Civil No. 14-cv-00933-PJH. The complaint purports to be on behalf of a class of purchasers of our securities between

April 25, 2012 and September 7, 2012. It names as defendants the Company and our chief executive officer and chief financial officer, and seeks unspecified damages and other relief for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On June 25, 2014, the Silverberg case was voluntarily dismissed without prejudice. In November 2014, we and the named defendants reached an agreement in principle to settle the above-described actions without any admission of any wrongdoing by us or any of the named defendants. The parties subsequently entered into a formal settlement agreement, which must be approved by the court before becoming final. The agreement requires us to contribute approximately $1.0 million toward the settlement. On March 16, 2015, we funded into an escrow account our portion of the settlement of approximately $1.0 million, and the remaining settlement payment will be covered by our director and officer insurance providers. The settlement payment will be released from escrow subject to and upon final court approval of the settlement.

We subject to claims and assessments from time to time in the ordinary course of business. We are not currently a party to any other litigation matters that, individually or in the aggregate, are expected to have a material adverse effect on our business, financial condition or results of operations.

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

MARKET PRICE OF COMMON STOCK

Envivio’s Common Stock is traded on the NASDAQ Global Market under the symbol ENVI, and has been listed on NASDAQ since Envivio’s initial public offering on April 25, 2012. The following table sets forth, for the periods indicated, the high and low sales price per share of the Common Stock as reported on the NASDAQ Global Market:

	High	Low
Fiscal Year Ended January 31, 2015
Fourth Quarter	$1.85	$1.18
Third Quarter	$2.16	$1.57
Second Quarter	$2.88	$1.93
First Quarter	$4.25	$2.59

	High	Low
Fiscal Year Ended January 31, 2014
Fourth Quarter	$4.05	$2.69
Third Quarter	$3.70	$2.31
Second Quarter	$2.65	$1.48
First Quarter	$1.95	$1.53

As of April 7, 2015, there were 1,367 holders of record of our Common Stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The closing sale price of our Common Stock on April 7, 2015 was $1.78 per share.

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

The following graph shows a comparison from April 25, 2012, through January 31, 2015 of the cumulative total return for our common stock (ENVI), the S&P 500 Index and the NASDAQ Composite Index. Such returns are based on historical results and are not intended to suggest future performance. The graph assumes that $100 was invested on April 25, 2012 in Envivio Common Stock or the index on March 31, 2012. Data for the S&P 500 Index and the NASDAQ Composite Index assume reinvestment of dividends.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read together with our consolidated financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data in this section is not intended to replace our consolidated financial statements and the accompanying notes. Our historical results are not necessarily indicative of our future results.

We derived the consolidated statements of operations data for the fiscal years ended January 31, 2015, 2014, and 2013 and the consolidated balance sheets data as of January 31, 2015 and 2014 from our audited consolidated financial statements appearing elsewhere in this filing. The consolidated statements of operations data for the fiscal years ended January 31, 2012 and 2011 and the consolidated balance sheets data as of January 31, 2013, 2012 and 2011 have been derived from our audited consolidated financial statements not included in this filing. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.

	Year Ended January 31,
	2015	2014	2013	2012 (3)	2011
	(in thousands, except for share and for per share amounts)
Consolidated Statement of Operations Data
Revenue	$41,556	$43,204	$39,099	$50,646	$30,004
Cost of revenue (1)	15,177	14,610	14,993	18,492	11,504

Gross profit	26,379	28,594	24,106	32,154	18,500
Operating expenses:
Research and development (1)	9,438	9,141	7,589	6,728	5,152
Sales and marketing (1)	20,091	19,726	21,359	16,206	8,886
General and administractive (1)	11,984	11,595	11,730	8,561	6,449

Total operating expenses	41,513	40,462	40,678	31,495	20,487

Income (loss) from operations	(15,134)	(11,868)	(16,572)	659	(1,987)
Interest expense, net	1	43	84	(134)	(270)
Other income (expense), net	(95)	(12)	(72)	237	(61)

Income (loss) before provision for income taxes	(15,228)	(11,837)	(16,560)	762	(2,318)
Provision for income taxes	384	351	375	624	167

Net income (loss)	(15,612)	(12,188)	(16,935)	138	(2,485)
Deemed dividend on convertible preferred stock	—	—	—	—	(2,286)
Accretion of redeemable convertible preferred stock	—	—	—	(5)	—
Noncumulative dividends to convertible preferred stockholders	—	—	—	(133)	—

Net loss attributable to common stockholders (2)	$(15,612)	$(12,188)	$(16,935)	$—	$(4,771)

Net loss per share attributable to common stockholders, basic and diluted (2)	$(0.57)	$(0.45)	$(0.72)	$—	$(0.58)
Shares used in computing net loss per share attributable to common stockholders, basic and diluted (2)	27,500,647	27,102,111	23,577,491	13,123,524	8,203,001

(1)	Includes employee stock-based compensation as follows:

	Year Ended January 31,
	2015	2014	2013	2012	2011
Cost of revenue	$34	$3	$5	$3	$37
Research and development	95	122	129	89	71
Sales and marketing	262	372	583	279	65
General and administrative	1,481	1,847	2,116	1,279	578

Total stock-based compensation	$1,872	$2,344	$2,833	$1,650	$751

(2)	Please see Note 8 to our audited consolidated financial statements for an explanation of the calculations of our basic and diluted net income (loss) per share attributable to common stockholders.
(3)	We prospectively adopted new accounting guidance with respect to multiple element revenue arrangements for transactions entered into or materially modified on or subsequent to February 1, 2011.

	As of January 31,
	2015	2014	2013	2012	2011
Consolidated Balance Sheet Data:
Cash and cash equivalents	$37,790	$47,873	$51,344	$27,405	$10,017
Working capital (deficit)	30,637	44,489	54,237	19,179	2,283
Total assets	54,603	67,279	72,373	44,578	26,751
Warrant liability	—	—	—	103	196
Total debt	—	—	—	1,000	—
Convertible preferred stock	—	—	—	47,764	31,421
Total stockholders’ equity (deficit)	31,987	45,676	55,561	(26,688)	(28,915)

	Three Months Ended,
	January 31, 2015	October 31, 2014	July 31, 2014	April 30, 2014	January 31, 2014	October 31, 2013	July 31, 2013	April 30, 2013
	(unaudited, in thousands, except for share and for per share amounts)
Selected Quarterly Financial Data
Revenue	$12,730	$8,960	$11,452	$8,414	$12,487	$11,707	$11,548	$7,462
Gross profit	8,247	5,741	6,671	5,720	8,341	7,628	7,904	4,721
Loss from operations	(1,362)	(5,295)	(3,949)	(4,528)	(1,834)	(2,816)	(2,356)	(4,862)
Net loss	(1,568)	(5,429)	(4,085)	(4,530)	(2,041)	(2,929)	(2,479)	(4,739)
Net loss per share of common stock, basic and diluted	(0.06)	(0.20)	(0.15)	(0.17)	(0.08)	(0.11)	(0.09)	(0.18)
Shares used in computing net loss per share of common stock, basic and diluted	27,713,625	27,712,288	27,496,793	27,141,757	27,118,399	27,116,388	27,109,942	27,061,498

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We are a leading provider of software-based IP video processing and distribution solutions that enable the delivery of high-quality video to consumers. Based on our unique video compression and advanced IP video networking technologies, our solutions are designed to enable service providers and content providers to offer high-quality video anytime, anywhere across a broad array of video formats, networks, consumer devices and operating systems. Our software-based solutions run on industry-standard hardware and includes encoders, transcoders, network media processors, all controlled through our network management system.

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

Our software-based approach to developing a flexible solution while delivering high-quality video has led to the development of several key products throughout our history. In 2001, we completed our first product based on the MPEG-4 standard. In 2002, we developed our first MPEG-4 webcasting system, which allowed us to address the enterprise market. In 2004, our first H.264 live transmission over satellite was successful, which allowed us to address the needs of satellite providers looking to deliver low bitrate video over satellite. In 2007, we developed our first all IP-based headend, an innovative and cost-reducing design for consumer video distribution, and our first AVS encoder, which allowed us to address the expanding video services market in China. In 2008, we introduced the world’s first three-screen convergence encoder, which enabled operators to deliver video to three screens (mobile, PC and TV) from a single product. In 2010, we introduced support for the expanding set of mobile and web streaming formats. In November 2010, we launched a new class of product, a network media processor, which we call Halo, which enables the optimization of networks for distribution of multi-screen, multi-format video. In December 2011, we released Muse, our multi-screen software designed for live or file-based video transcoding and distribution to any device. In March 2013, we introduced our early access program for HEVC encoding, based on the latest compression standard, HEVC (H.265), which promises up to 50% bandwidth improvement compared to MPEG-4 AVC. Envivio Halo™ Experience Server, announced in April 2013, is an innovative new multi-screen technology that allows operators to further personalize the user experience based on individual viewer requests. In September 2013, we also publicly demonstrated 4K Ultra HD compression using Muse encoders for the first time. In September 2014, we announced a new service offering, Envivio NuageSM, a fully virtualized cloud-based software-as-a-service (SAAS) video solution. Envivio NuageSM is designed to manage content for video service and content providers – from content acquisition to the consumer – on any screen. Envivio NuageSM supports live linear and on-demand video, and operates as a service on private, operator-owned networks, in the public cloud, or in hybrid environments.

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

COMPONENTS OF REVENUE, COST OF REVENUE AND OPERATING EXPENSES

Revenue

Our revenue is derived primarily from the sale of our IP video processing and distribution solutions, which consists of both hardware and software. Our proprietary software is an essential component in the products we sell and provides a key differentiator between us and our competitors. Our hardware generally consists of industry-standard components, which are readily available from third-party providers. To a lesser extent, we derive revenue from professional services as well as support and maintenance of our products. Our maintenance contracts may include future software upgrades on a when-and-if-available basis, depending on the level of maintenance purchased. Our support contracts typically include telephone and email access to technical support personnel. When we sell an enhanced support offering we provide our customers with rights to software upgrades as well as maintenance releases and patches released during the term of the support period.

Cost of Revenue

Our cost of revenue consists primarily of third-party manufacturing costs and component costs. Our cost of revenue also includes shipping costs, royalties, third-party logistics costs, personnel costs associated with both our technical support and professional services team as well as our operations and logistics team and write-offs for excess and obsolete inventory.

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

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of personnel costs, sales commissions, travel costs, costs for marketing programs, facilities costs and demo inventory depreciation costs. We continue to closely monitor sales and marketing expenses and reorganize our sales force in key areas to further expand our strategic relationships with current and future channel partners and direct customers.

General and Administrative Expenses

General and administrative expenses primarily consist of personnel, professional services and facilities costs related to our executive, finance, human resource and information technology functions. Professional services costs consist of outside legal, accounting and information technology consulting costs. As a public company, we expect to continue to incur additional costs related to compliance with rules and regulations enacted by the SEC. Such additional costs include additional professional services costs, additional insurance, investor relations and similar costs associated with being a public company.

Interest Income (Expense), net

Interest income (expense), net, consists primarily of interest income from our cash and cash equivalent balances held during the fiscal year and interest expense on balances related to our line of credit.

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

We recognize revenue only when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is deemed probable. We evaluate each of these criteria as follows:

•	Evidence of an arrangement — We use contracts and customer purchase orders to determine the existence of an arrangement.

•	Delivery — We consider delivery to occur when title has been transferred, except in instances when final acceptance of the product, system or solution is specified by the customer. In these instances, we defer revenue recognition until all acceptance criteria have been met. In the case of electronic delivery of the licensed software, title transfers when the customer is given access to download the software.

•	Fixed or determinable fee — We assess whether fees are fixed or determinable at the time of sale. We only consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment. Our payment terms may vary based on the country in which the agreement is executed and the credit standing of the individual customer, among other factors. If the arrangement fee is not fixed or determinable, we recognize revenue as amounts become due and payable.

•	Collection is deemed probable — We deem collection probable if we expect that the customer will be able to pay amounts under the arrangement as payments become due. If we determine that collection is not probable, revenue is deferred until actual cash collection from the customer.

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

We enter into multiple element revenue arrangements in which a customer may purchase a combination of hardware, software, hardware and software maintenance and professional services. We account for multiple agreements with a single customer as one arrangement if the contractual terms or substance of those agreements indicate that they may be so closely related that they are, in effect, parts of a single arrangement.

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

For transactions, other than stand-alone sales of software, entered into or materially modified on or after February 1, 2011, we allocate the arrangement fee to each element based upon the relative selling price of such element and, if software and software-related elements, such as maintenance for the software elements, are also included in the arrangement, we allocate the arrangement fee to each of those software and software-related elements as a group based on its BESP for those elements. When applying the relative selling price method, we determine the selling price for each element using VSOE of selling price, if it exists, or TPE of selling price, if it exists and VSOE does not exist. If neither VSOE nor TPE of selling price exist for an element, we use BESP for that element. The revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for that element. The manner in which we account for multiple element arrangements that contain only software and software-related elements remains unchanged.

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

Deferred Revenue

A portion of our deferred revenue represents customer payments made in advance for support and maintenance contracts because we typically bill our support contracts on an annual basis in advance and recognize the associated revenue ratably over the support period, which can range from one to four years.

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

We will continue to use judgment in evaluating the expected volatility, expected terms and forfeiture rates utilized for our stock-based compensation calculations on a prospective basis. As we continue to accumulate additional data related to our common stock, we may have refinements to the estimates of our expected volatility, expected terms and forfeiture rates, which could materially impact our future stock-based compensation expense.

Our stock-based compensation expense for our stock-based awards was $1.9 million, $2.3 million and $2.8 million for the years ended January 31, 2015, 2014 and 2013, respectively. See Note 7 of our consolidated financial statements for additional information.

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

Income Taxes

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We make these estimates and judgments about our future taxable income that are based on assumptions that are consistent with our future plans. As of January 31, 2015, we had recorded a full valuation allowance on our net deferred tax assets due to uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future. These deferred tax assets primarily consist of net operating loss carry-forwards. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

With the exception of fiscal 2012, we have incurred operating losses since inception, and, accordingly, we have not recorded significant provisions for income taxes for any of the periods presented. Accordingly, there have not been significant changes to our provision for income taxes and we do not expect any significant changes until we are no longer incurring losses.

As of January 31, 2015, we had federal net operating loss carry-forwards of $85.8 million and state net operating loss carry-forwards of $80.6 million. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. If not utilized, the federal net operating loss carry-forwards will begin to expire in 2021 and the state net operating loss carry-forwards will begin to expire in 2015. Utilization of these net operating loss carry-forwards may be subject to an annual limitation due to applicable provisions of the Internal Revenue Code, and state and local tax laws if we have experienced an “ownership change” in the past, or if an ownership change occurs in the future, including, for example, as a result of the shares issued in this offering aggregated with certain other sales of our stock before or after this offering.

We regularly review our tax positions and for benefits to be realized, a tax position must be more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is more likely than not to be realized upon settlement. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. Through January 31, 2015, approximately $67,000 of interest and penalties associated with unrecognized tax benefits has been recognized.

RESULTS OF OPERATIONS

Fiscal Year Ended January 31, 2015 Compared to Fiscal Year Ended January 31, 2014

The following table presents our historical operating results and the changes in these results in dollars (in thousands) and as a percentage for the periods presented:

	Year Ended January 31,		$ Change	% Change
	2015	2014
Revenue:
Product	$30,254	$34,488	(4,234)	(12)%
Professional services and support	11,302	8,716	2,586	30

Total revenue	41,556	43,204	(1,648)	(4)

Cost of revenue:
Product	12,452	12,342	110	1
Professional services and support	2,725	2,268	457	20

Total cost of revenue	15,177	14,610	567	4

Gross profit	26,379	28,594	(2,215)	(8)

Gross profit %	63%	66%		(3)
Operating expenses:
Research and development	9,438	9,141	297	3
Sales and marketing	20,091	19,726	365	2
General and administrative	11,984	11,595	389	3

Total operating expenses	41,513	40,462	1,051	3

Loss from operations	(15,134)	(11,868)	(3,266)	28
Interest income, net	1	43	(42)	(98)
Other expense, net	(95)	(12)	(83)	692

Loss before provision for income taxes	(15,228)	(11,837)	(3,391)	29
Income tax provision	384	351	33	9

Net loss	$(15,612)	$(12,188)	(3,424)	28

Revenue

Our total revenue decreased by $1.6 million, or 4%, to $41.6 million for the year ended January 31, 2015 from $43.2 million for the year ended January 31, 2014, due to a decrease of $4.2 million in product revenue offset by an increase of $2.6 million in our professional services and support revenue. The decrease in product revenue was primarily due to decreased sales volume in EMEA and Asia Pacific, with much of the decline attributable to challenging macroeconomic conditions in Western Europe. This decrease was partially offset by increased sales volume in the Americas, which was largely driven by sales into Latin America as we continue to expand into that region. Our professional services and support revenue increased primarily due to an increase in our install base as well as the completion of more customer projects compared to the prior year.

Cost of Revenue and Gross Profit

Our total cost of revenue overall increased by $0.6 million, or 4%, to $15.2 million for the year ended January 31, 2015 from $14.6 million for the year ended January 31, 2014. Our gross margin percentage decreased from 66% during the year ended January 31, 2014 to 63% during the year ended January 31, 2015. Our product gross margin percentage decreased from 64% for the prior year period to 59% for the year ended January 31, 2015 primarily due to lower sales of our higher margin software-only products in North America and higher sales in Latin America where gross margins are typically lower. This was partially offset by an increase in professional services and support gross margin from 74% in the prior year period to 76% for the year ended January 31, 2015, which was primarily due to increased professional services and support revenue compared to a smaller increase in costs within the professional services organization.

Operating Expenses

Our operating expenses increased by $1.0 million, or 3%, to $41.5 million for the year ended January 31, 2015 from $40.5 million for the year ended January 31, 2014.

Research and Development Expenses

Research and development expenses increased by $0.3 million, or 3%, to $9.4 million for the year ended January 31, 2015 from $9.1 million for the year ended January 31, 2014. Research and development expenses increased primarily due to an increase of $0.8 million in personnel-related expenses for additional engineering resources, including contractors to supplement and support existing personnel for certain research and development activities. This was partially offset by an increase in the French governmental research tax credit of $0.5 million which is recorded as a reduction of research and development expense as the tax credit is earned. The total reduction of research and development expense due to the French governmental research tax credit was $2.8 million. Although we are devoting substantial resources to the development of additional functionality for our existing products and the development of new products, we are focusing on only deploying resources to activities that align with our overall corporate strategy and implementing cost reduction initiatives where appropriate. We expect research and development expenses to decrease for the year ended January 31, 2016 compared to the year ended January 31, 2015.

Sales and Marketing Expenses

Sales and marketing expenses increased by $0.4 million, or 2%, to $20.1 million for the year ended January 31, 2015 from $19.7 million for the year ended January 31, 2014, primarily due to an increase of $0.4 million from cost reduction initiatives within our sales force, an increase of $0.3 million in certain marketing programs and $0.3 million in consultants and employee-related costs. These were offset by decreases of $0.6 million in bonus and commission expenses. We expect sales and marketing expenses for the year ended January 31, 2016 to decrease compared to the year ended January 31, 2015 as we continue to monitor our sales and marketing expenses to ensure they align with our overall corporate strategy and implement cost reduction initiatives where appropriate.

General and Administrative Expenses

General and administrative expenses slightly increased by $0.4 million, or 3%, to $12.0 million for the year ended January 31, 2015 from $11.6 million for the year ended January 31, 2014, primarily due to increases resulting from the securities class action litigation settlement and related legal fees of $1.9 million and increases of depreciation and amortization expense of $0.2 million, offset by decreases in bonus and commission expense of $0.4 million, stock-based compensation of $0.4 million and consulting and employee-related costs of $0.9 million. We expect our general and administrative expenses for the year ended January 31, 2016 to decrease compared to the year ended January 31, 2015 as we continue to monitor our general and administrative expenses to ensure they align with our overall corporate strategy, and implement cost reduction initiatives where appropriate.

Interest Income, net

Interest income, net, decreased by $42,000, or 98%, to $1,000 for the year ended January 31, 2015 from $43,000 for the year ended January 31, 2014. The decrease was primarily due to the maturity of our short-term investments during the 2014 fiscal year. We did not re-invest the proceeds we received from the maturity of these investments.

Other Expense, net

Other expense, net, increased by $83,000, or 692%, to $95,000 for the year ended January 31, 2015 from $12,000 for the year ended January 31, 2014. This change was primarily due to a change in our foreign currency gain or loss from a gain of $8,000 during the year ended January 31, 2014 to a loss of $85,000 during the year ended January 31, 2015.

Fiscal Year Ended January 31, 2014 Compared to the Fiscal Year Ended January 31, 2013

The following table presents our historical operating results and the changes in these results in dollars (in thousands) and as a percentage for the periods presented:

	Year Ended January 31,		$ Change	% Change
	2014	2013
Revenue:
Product	$34,488	$32,022	2,466	8%
Professional services and support	8,716	7,077	1,639	23

Total revenue	43,204	39,099	4,105	10

Cost of revenue:
Product	12,342	13,510	(1,168)	(9)
Professional services and support	2,268	1,483	785	53

Total cost of revenue	14,610	14,993	(383)	(3)

Gross profit	28,594	24,106	4,488	19

Gross profit %	66%	62%		4
Operating expenses:
Research and development	9,141	7,589	1,552	20
Sales and marketing	19,726	21,359	(1,633)	(8)
General and administrative	11,595	11,730	(135)	(1)

Total operating expenses	40,462	40,678	(216)	(1)

Loss from operations	(11,868)	(16,572)	4,704	(28)
Interest income, net	43	84	(41)	(49)
Other expense, net	(12)	(72)	60	(83)

Loss before provision for income taxes	(11,837)	(16,560)	4,723	(29)
Income tax provision	351	375	(24)	(6)

Net loss	$(12,188)	$(16,935)	4,747	(28)

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

Sales and Marketing Expenses

Sales and marketing expenses decreased by $1.6 million, or 8%, to $19.7 million for the year ended January 31, 2014 from $21.4 million for the year ended January 31, 2013, primarily due to a decrease of $0.7 million from a strategic reorganization of our sales force, $0.5 million less in sales commissions to third parties, a decrease in certain marketing programs of $0.4 million and a reduction in consultants and employee-related costs of $0.3 million in our Asia Pacific region. These were offset by increases of $0.7 million relating to expansion of our professional services organization.

General and Administrative Expenses

General and administrative expenses slightly decreased by $0.1 million, or 1%, to $11.6 million for the year ended January 31, 2014 from $11.7 million for the year ended January 31, 2013, primarily due to a $0.3 million reduction in stock-based compensation, $0.1 million decrease in consulting and professional fees and a $0.4 million decrease in travel and other expense, largely offset by a $0.4 million increase in bonus expense, a $0.2 million increase in insurance expense and $0.2 million increased in bad debt expense.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements

As of January 31, 2015, our cash, cash equivalents totaled $37.8 million. Our revolving credit facility for up to $10.0 million subject to a borrowing base expired in July 2014 and was not renewed. We had not drawn on our revolving credit facility or maintained an outstanding balance for the year ended January 31, 2015. We intend to renew the revolving credit facility during the next fiscal year. We believe that our existing cash and cash equivalents as of January 31, 2015 will be sufficient to fund our operations and capital expenditures for at least the next 12 months. However, management may in the future elect to finance operations by utilizing our credit facilities or selling equity securities. However, management may in the future seek to finance operations by obtaining additional external financing, however, financing may not be available at commercially acceptable terms.

Financial Condition (Sources and Uses of Cash)

Our cash flows for fiscal 2015, fiscal 2014 and fiscal 2013 are summarized as follows:

	Year Ended January 31,
	2015	2014	2013
	(in thousands)
Net cash used in operating activities	$(7,492)	$(4,942)	$(17,370)
Net cash provided by (used in) investing activities	1,990	1,703	(7,664)
Net cash provided by (used in) financing activities	(481)	(147)	49,016

Cash Flows from Operating Activities

Our primary uses of cash in operating activities have been for personnel costs, purchases of inventory and costs related to our facilities. We have experienced negative cash flows from operating activities primarily due to continued cash used in operations on lower revenues. Our cash flows from operating activities will continue to be affected principally by our working capital requirements and the extent to which we spend on personnel and sales and marketing activities as our business requires.

Cash used in operating activities of $7.5 million during the year ended January 31, 2015 reflected a net loss of $15.6 million, partially offset by a decrease in net operating assets of $3.2 million, non-cash charges of $2.5 million for depreciation and amortization, $1.9 million for stock-based compensation and $0.5 million in bad debt expense. The decrease in net operating assets was primarily due to decreases of $1.5 million in accounts receivable and $0.6 million in prepaid expenses and other current assets, and an increase of $1.2 million in accounts payable, accrued liabilities and accrued compensation, partially offset by a decrease of $0.2 million in deferred rent. The decrease in accounts receivable was primarily due to strong collections with our tier 1 U.S. customers. The increase of $1.2 million in accounts payable, accrued liabilities and accrued compensation was driven by higher sales commission, variable compensation and more payments due to our third-party contract manufacturer on higher revenue.

Cash used in operating activities of $4.9 million during the year ended January 31, 2014 reflected a net loss of $12.2 million, a decrease of net operating assets of $1.0 million, non-cash charges of $2.9 million for depreciation and amortization, $2.3 million for stock-based compensation, $0.2 million for the provision for excess inventory and $0.8 million in bad debt expense. The decrease in net operating assets was primarily due to an increase of $2.8 million in accounts payable, accrued liabilities and accrued compensation, an increase of $2.1 million in deferred revenue, a decrease of $0.4 million in inventory, offset by an increase of $3.2 million in accounts receivable and an increase of $1.4 million in prepaid expenses and other current assets. The decrease in operating cash was primarily due to an increase in accounts receivable which was driven by a higher concentration of sales with large customers where customary payment terms are often longer, along with more sales in the final month of the quarter. The increase in operating cash was primarily due to higher accounts payable, accrued liabilities and accrued compensation, which was driven by higher sales commission, variable compensation and payments due to our third-party contract manufacturer on higher revenue. Deferred revenue increased for the year ended January 31, 2014 primarily due to an increase in projects subject to revenue deferral as well as more support contracts entered into during the current period.

Cash used in operating activities of $17.4 million during the year ended January 31, 2013 reflected a net loss of $16.9 million, an increase of net operating assets of $6.8 million, non-cash charges of $2.6 million for depreciation and amortization, $2.8 million for stock-based compensation and $0.7 million in bad debt expense. The change in net operating assets primarily consisted of cash uses of $0.6 million in accounts receivable, $0.6 million in inventory, $3.0 million in accounts payable and accrued liabilities and $4.0 million in deferred revenue. The decrease in operating cash relating to accounts receivable was primarily due to a higher concentration of sales in regions where customary payment terms are often longer such as East Asia, India and the Middle East, and a corresponding increase in our allowance for doubtful accounts. The decrease in operating cash relating to accounts payable and accrued liabilities primarily resulted from lower revenue and thus, less amounts due to our third-party contract manufacturer, while the decrease in operating cash relating to inventory resulted from equipment purchases for future sales transactions, and consists primarily of components and finished goods used in our industry-standard server platforms. Cash sources from changes in net operating liabilities primarily consisted of $1.4 million in both other non-current liabilities and deferred rent relating to our new research and development facility in Rennes and $1.3 million in deferred inventory costs. Operating cash relating to deferred revenue decreased while deferred inventory costs increased during the year ended January 31, 2013 primarily due to timing of revenue recognition as we had fewer transactions subject to deferral as a result of the new revenue recognition rules adopted for the year ended January 31, 2012.

Cash Flows from Investing Activities

In the year ended January 31, 2015, our investing activities consisted of capital expenditures amounting to $2.0 million, primarily for the purchase of equipment. We expect to pay approximately $1.0 million for capital improvements associated with the relocation of our headquarters to San Francisco during the first quarter of fiscal year 2016.

In the year ended January 31, 2014, our investing activities consisted of a net $3.5 million investment in corporate bonds in accordance with guidelines set forth in our investment policy, $0.2 million from the sale of demo equipment and $0.2 million in capital expenditures, primarily for the purchase of equipment.

In the year ended January 31, 2013, our investing activities consisted of a net $3.6 million investment in corporate bonds in accordance with guidelines set forth in our investment policy and capital expenditures amounting to $4.1 million, primarily for the purchase of equipment.

Cash Flows from Financing Activities

In the year ended January 31, 2015, cash used in financing activities was $481,000, primarily due to repayments of French governmental research grants of $322,000 and establishment of a $329,000 letter of credit related to the new San Francisco office lease, both as more fully described in Note 4, offset by $170,000 in cash proceeds from the exercise of stock options.

In the year ended January 31, 2014, cash used in financing activities was $147,000, due to repayments of French governmental research grants of $197,000, as more fully described in Note 4, offset by $50,000 in cash proceeds from the exercise of stock options.

In the year ended January 31, 2013, cash provided by financing activities was $49.0 million, primarily as a result of cash proceeds of $49.8 million from the initial public offering of common stock in April 2012, net of offering costs paid and a repayment of $1.0 million on our credit facility.

OFF-BALANCE SHEET ARRANGEMENTS

As of January 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following summarizes our contractual obligations as of January 31, 2015:

	Payments Due by Period
Contractual Obligations:	2/1/2015- 1/31/2016	2/1/2016- 1/31/2017	2/1/2017- 1/31/2020	Thereafter	Total
	(in thousands)
Operating lease obligations	$1,051	$1,011	$2,729	$1,895	$6,686
French governmental research grant repayments	125	—	—	—	125

Total	$1,176	$1,011	$2,729	$1,895	$6,811

We outsource the manufacturing, assembly and testing of our encoding products to FutureQuest Incorporated (“FQ”). We generally do not use custom materials in our products and therefore, our obligation to FQ is limited to purchase orders. To the extent that we cancel a purchase order, we are only liable to the extent that FQ cannot otherwise utilize those components. To date, we have never been required to purchase any such components. Our outstanding purchase orders are not material as of January 31, 2015.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

FOREIGN CURRENCY RISK

Most of our sales are denominated in U.S. dollars, and therefore, our revenues are not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro relative to the U.S. dollar. We have a large research and development facility in France and pay our employees located in France in Euros. To date, we have not entered into any hedging contracts. For the year ended January 31, 2015, a 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our expenses are denominated would have had an estimated impact of approximately $2.2 million on our results of operations.

INTEREST RATE SENSITIVITY

We had cash and cash equivalents of $37.8 million as of January 31, 2015. Our cash and cash equivalents are held primarily in cash deposits and money market funds. We hold our cash and cash equivalents for working capital purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. For the year ended January 31, 2015, a 10% appreciation or depreciation in overall interest rates would not have had a material impact on our interest income.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Envivio, Inc. and Subsidiaries

San Francisco, California

We have audited the accompanying consolidated balance sheets of Envivio, Inc. and Subsidiaries as of January 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended January 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Envivio, Inc. and Subsidiaries at January 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

San Jose, California

April 23, 2015

Envivio, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except for share amounts)

	January 31, 2015	January 31, 2014
Assets
Current assets:
Cash and cash equivalents	$37,790	$47,873
Accounts receivable, net of allowance for doubtful accounts of $2,039 and $1,545	8,780	10,766
Inventory	171	75
Prepaid expenses and other assets	3,655	4,257
Deferred inventory costs, current	86	177

Total current assets	50,482	63,148

Property and equipment, net	3,590	3,924
Restricted cash	329	—
Other non-current assets	202	207

Total assets	$54,603	$67,279

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,480	$5,772
Accrued compensation	5,070	5,308
Accrued liabilities	3,296	1,682
Deferred revenue, current	5,999	6,198

Total current liabilities	19,845	18,960

Deferred revenue, net of current portion	711	541
Other non-current liabilities	1,562	1,404
Deferred rent	498	698

Total liabilities	22,616	21,603

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, par value $0.001 per share — 2,500,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.001 per share — 100,000,000 shares authorized; 27,714,092 and 27,119,548 shares issued and outstanding	28	28
Additional paid-in capital	156,604	154,562
Accumulated other comprehensive loss	(1,079)	(960)
Accumulated deficit	(123,566)	(107,954)

Total stockholders’ equity	31,987	45,676

Total liabilities and stockholders’ equity	$54,603	$67,279

See notes to consolidated financial statements.

Envivio, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except for share and per share amounts)

	Year Ended January 31,
	2015	2014	2013
Revenue:
Product	$30,254	$34,488	$32,022
Professional services and support	11,302	8,716	7,077

Total revenue	41,556	43,204	39,099

Cost of revenue:
Product	12,452	12,342	13,510
Professional services and support	2,725	2,268	1,483

Total cost of revenue	15,177	14,610	14,993

Gross profit	26,379	28,594	24,106

Operating expenses:
Research and development	9,438	9,141	7,589
Sales and marketing	20,091	19,726	21,359
General and administrative	11,984	11,595	11,730

Total operating expenses	41,513	40,462	40,678

Loss from operations	(15,134)	(11,868)	(16,572)
Interest income, net	1	43	84
Other expense, net	(95)	(12)	(72)

Loss before provision for income taxes	(15,228)	(11,837)	(16,560)
Income tax provision	384	351	375

Net loss	$(15,612)	$(12,188)	$(16,935)

Net loss per share of common stock, basic and diluted	$(0.57)	$(0.45)	$(0.72)
Shares used in computing net loss per share of common stock, basic and diluted	27,500,647	27,102,111	23,577,491

See notes to consolidated financial statements.

Envivio, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended January 31,
	2015	2014	2013
Net loss	$(15,612)	$(12,188)	$(16,935)
Other comprehensive loss:
Realized loss on short-term investments	—	(6)	(1)
Unrealized gain on short-term investments	—	—	2
Foreign currency translation adjustment	(119)	(86)	(44)

Other comprehensive loss:	(119)	(92)	(43)

Total comprehensive loss	$(15,731)	$(12,280)	$(16,978)

See notes to consolidated financial statements.

Envivio, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended January 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,612)	$(12,188)	$(16,935)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,540	2,879	2,595
Amortization of short-term investment discounts and premiums	—	17	47
Stock-based compensation	1,872	2,344	2,833
Provision for excess inventory	—	248	—
Bad debt expense	497	838	738
Fair value remeasurement of warrant liability	—	—	(18)
Realized loss on short-term investments	—	(6)	(1)
Unrealized gain on short-term investments	—	—	2
Interest earned but not collected	—	—	(33)
Loss (gain) on disposition of fixed assets	10	(2)	160
Changes in operating assets and liabilities:
Accounts receivable	1,490	(3,228)	(615)
Inventory	(96)	384	(600)
Prepaid expenses and other current assets	602	(1,367)	(402)
Deferred inventory costs	91	141	1,329
Other non-current assets	5	9	(97)
Accounts payable, accrued liabilities and accrued compensation	1,158	2,842	(2,944)
Deferred revenue	(29)	2,081	(3,999)
Other non-current liabilities	180	242	356
Deferred rent	(200)	(176)	214

Net cash used in operating activities	(7,492)	(4,942)	(17,370)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	—	—	(20,371)
Maturities of short-term investments	—	3,500	16,807
Proceeds from equipment sales	—	—	9
Capital expenditures	(1,990)	(1,797)	(4,109)

Net cash provided by (used in) investing activities	(1,990)	1,703	(7,664)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from initial public offering, net of offering costs paid	—	—	49,786
Repayment of credit facility	—	—	(1,000)
Restricted cash related to the lease letter of credit	(329)	—	—
Proceeds from stock options exercised	170	50	89
Preceeds from French governmental research grants	—	—	226
Repayment of French governmental research grants	(322)	(197)	(85)

Net cash provided by (used in) financing activities	(481)	(147)	49,016

Effect of exchange rate changes on cash and cash equivalents	(120)	(85)	(43)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,083)	(3,471)	23,939
CASH AND CASH EQUIVALENTS — Beginning of period	47,873	51,344	27,405

CASH AND CASH EQUIVALENTS — End of period	$37,790	$47,873	$51,344

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$6	$5	$28

Tax paid	$155	$90	$3

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-Cash capital expenditures	$226	$—	$—

Leasehold improvements funded by landlord	$—	$—	$643

Conversion of convertible preferred stock to common stock upon initial public offering	$—	$—	$47,764

Offering costs incurred but not paid during the year	$—	$—	$1,329

Reclassification of warrant liability to stockholders’ equity	$—	$—	$84

Accretion of redeemable, convertible preferred stock	$—	$—	$8

See notes to consolidated financial statements.

Envivio, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except for share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of January 31, 2012	6,988,120	47,764	13,169,608	13	52,955	(825)	(78,831)	(26,688)
Accretion of redeemable convertible preferred stock	—	8	—	—	(8)	—	—	(8)
Series I redeemable, convertible preferred stock issuance costs	—	(3)	—	—	—	—	—	—
Conversion of preferred stock to common stock	(6,988,120)	(47,769)	6,988,120	7	47,762			47,769
Stock-based compensation	—	—	—	—	2,833	—	—	2,833
Initial public offering of common stock, net of issuance costs	—	—	6,500,000	7	48,453	—	—	48,460
Issuance of common stock from exercise of options and vesting of RSUs	—	—	283,948	—	89	—	—	89
Reclassification of warrant liability upon initial public offering	—	—	—	—	84	—	—	84
Foreign currency translation adjustment	—	—	—	—	—	(44)	—	(44)
Realized loss on investments	—	—	—	—	—	(1)	—	(1)
Unrealized gain on investments	—	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	—	(16,935)	(16,935)

Balance as of January 31, 2013	—	—	26,941,676	27	152,168	(868)	(95,766)	55,561
Stock-based compensation	—	—	—	—	2,344	—	—	2,344
Issuance of common stock from exercise of options and vesting of RSUs			177,872	1	50	—	—	51
Foreign currency translation adjustment	—	—	—	—	—	(86)	—	(86)
Realized loss on investments	—	—	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	—	—	(12,188)	(12,188)

Balance as of January 31, 2014	—	—	27,119,548	28	154,562	(960)	(107,954)	45,676
Stock-based compensation	—	—	—	—	1,872	—	—	1,872
Issuance of common stock from exercise of options and vesting of RSUs			594,544	—	170	—	—	170
Foreign currency translation adjustment	—	—	—	—	—	(119)	—	(119)
Net loss	—	—	—	—	—	—	(15,612)	(15,612)

Balance as of January 31, 2015	—	—	27,714,092	28	156,604	(1,079)	(123,566)	31,987

See notes to consolidated financial statements.

Envivio, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies

Envivio, Inc. (the “Company”) was incorporated in the state of Delaware on January 5, 2000. The Company is a leading provider of IP video processing and distribution solutions to mobile and broadband service providers, cable multiple system operators, direct broadcast satellite service providers and content providers, which includes broadcasters and content publishers, owners, aggregators and licensees. The Company is headquartered in San Francisco, California and maintains operations in North America, Europe (including research and development operations in France) and the Asia Pacific region.

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

Risks and Uncertainties

The Company is subject to a number of risks similar to other comparable companies in the video processing and distribution industry. These risks include, but are not limited to, the level of capital spending by telecommunications, cable and satellite service provider, as well as, more recently, the emerging broadcast, media and Internet content providers, its reliance on channel partners, a lengthy sales cycle, dependence on the development of new products and services, unfavorable economic and market conditions, competition from larger and more established companies, limited management resources, dependence on a single contract manufacturer and a limited number of suppliers, and the rapidly changing nature of the video processing and distribution industry. Failure by the Company to anticipate or to respond adequately to technological developments in its industry, changes in customer or supplier requirements, changes in regulatory requirements or industry standards, or any significant delays in the development or introduction of products could have a material adverse effect on the Company’s operating results, financial condition and cash flows.

Cash and Cash Equivalents

The Company considers all highly liquid marketable securities purchased with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash and cash equivalents is comprised of demand deposits and money market funds and is stated at amounts that approximate fair value.

On July 31, 2012, the Company amended its revolving line of credit agreement with a commercial lender to increase the amount available from $5.0 million to $10.0 million for general corporate purposes and to extend the maturity date to July 2014. Under the terms of this amendment, interest accrued at a floating per annum rate equal to the greater of either (x) the prime rate plus 0.75% or (y) 4.00% and the Company was required to pay commitment fees of $25,000 per year. The Company was subject to financial covenants requiring the Company to maintain a ratio of unrestricted cash, cash equivalents and eligible accounts receivable to current liabilities less deferred revenue of at least 1.50 to 1.00. The line of credit expired on July 31, 2014 and the Company did not renew the line of credit. The Company does not have an outstanding balance and has not drawn down any outstanding amount on this line of credit as of January 31, 2015.

In October 2014, the Company entered into an irrevocable standby letter of credit relating to the new San Francisco office lease. The standby letter of credit protects the lessor by ensuring the full and faithful performance by the Company of all its obligations and for all losses and damages the lessor may suffer as a result of any breach or default by the Company under the lease. The letter of credit is for $329,000, payable in the City of San Francisco, California and provides for a right to transfer the letter of credit to another party, person or entity and requires the Company to replenish any amounts drawn down by the lessor pursuant to its rights under the lease agreement.

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

	January 31, 2015	January 31, 2014	January 31, 2013
Allowance-beginning of period	$1,545	$792	$133
Bad debt expense	497	838	738
Write-offs, net of recoveries and other adjustments	(3)	(85)	(79)

Allowance-end of period	$2,039	$1,545	$792

Concentration of Risks

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Cash and cash equivalents consist of money market funds and demand deposits with financial institutions which may exceed Federal Deposit Insurance Corporation (“FDIC”) limits. The Company has not experienced any losses related to its cash and cash equivalents. One customer accounted for 19% of accounts receivable as of January 31, 2015 and two customers accounted for 11% and 10% of accounts receivable as of January 31, 2014.

Customers representing 10% or greater of total revenue for the periods presented were as follows (in percentages):

	Year Ended January 31,
	2015	2014	2013
Promexar, S.A. de C.V.	15%	*	*
Comcast Cable	12%	18%	*

*	less than 10%

Certain of the components and subassemblies included in the Company’s products are obtained from a single source or a limited group of suppliers as well as licenses for the Company’s monitoring system. In addition, the Company relies on a single third party to manufacture its products. Although the Company seeks to reduce dependence on those sole source and limited source suppliers and its manufacturer, the partial or complete loss of certain of these sources could have a material adverse effect on the Company’s operating results, financial condition and cash flows, and damage its customer relationships.

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

Impairment of Long-lived Assets

The Company evaluates its long-lived assets for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying value of the asset over the estimated fair value of the asset. As of January 31, 2015 and 2014, the Company has not written down any of its long-lived assets as a result of an impairment.

Revenue Recognition

The Company derives revenue from the sale of its IP video processing and distribution solutions which consist of hardware and integrated software, that is essential to the functionality of the hardware the Company sells, and stand-alone software. The Company also derives revenue from related professional services and support and maintenance agreements.

The Company recognizes revenue only when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is deemed probable. The Company evaluates each of these criteria as follows:

•	Evidences of an arrangement — Contracts or customer purchase orders are used to determine the existence of an arrangement.

•	Delivery — Delivery is considered to occur when title has been transferred, except in instances when final acceptance of the product, system or solution is specified by the customer. In these instances, revenue is deferred until acceptance criteria have been met. In the case of electronic delivery of the licensed software, title transfers when the customer is given access to download the software.

•	Fixed or determinable fee — The Company assesses whether fees are fixed or determinable at the time of sale. The Company only considers the fee to be fixed or determinable if the fee is not subject to refund or adjustment. The Company’s payment terms may vary based on the country in which the agreement is executed and the credit standing of the individual customer, among other factors. If the arrangement fee is not fixed or determinable, revenue is recognized as amounts become due and payable.

•	Collection is deemed probable — Collection is deemed probable if the Company expects that the customer will be able to pay amounts under the arrangement as payments become due. If the Company determines that collection is not probable, revenue is deferred until cash collection.

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

The Company enters into multiple element revenue arrangements in which a customer may purchase a combination of hardware, software, hardware and software maintenance, professional services and training. The Company accounts for multiple agreements with a single customer as one arrangement if the contractual terms or substance of those agreements indicate that they may be so closely related that they are, in effect, parts of a single arrangement.

For stand-alone software arrangements, the Company allocates revenue for arrangements with multiple deliverables, such as sales of our solution with software that include support or other professional services, to the delivered elements of the arrangement using the residual value method based on VSOE of fair value of the undelivered items. VSOE of fair value for undelivered elements is determined based upon prices paid by the customers for the separate renewal or sales of such services.

For transactions, other than stand-alone sales of software, entered into on or subsequent to February 1, 2011, the Company allocates the arrangement fee to each element based upon the relative selling price of such element and, if software and software-related elements, such as maintenance for the software elements, are also included in the arrangement, the Company allocates the arrangement fee to each of those software and software-related elements as a group based on its BESP for those elements. When applying the relative selling price method, the

Company determines the selling price for each element using VSOE of selling price, if it exists, or TPE of selling price, if it exists and VSOE does not exist. If neither VSOE nor TPE of selling price exist for an element, the Company uses its BESP for that element. The revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for that element. The manner in which the Company accounts for multiple element arrangements that contain only software and software-related elements remains unchanged.

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

Deferred Rent

The Company recognizes rental expense on a straight-line basis over the lease term, and records the difference between rent expense and the amounts currently paid and payable as deferred rent. The cost of leasehold improvements paid by the Company’s landlord and repayable to the landlord are also included in deferred rent.

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

Warranty

The Company provides a warranty for its products, software and services. The initial warranty period for all products commences on the date of purchase and continues in effect for the following consecutive 12 months for hardware and 90 days for software. The warranty period can be extended if the customer has purchased a support agreement. The warranty period continues for the duration of a valid support agreement between the Company and the customer under which the payment of support and maintenance fees is current. To date, the Company’s warranty expense has not been significant. Therefore, the Company did not provide for a warranty accrual as of January 31, 2015 and 2014.

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

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive loss. For the Company, other comprehensive loss includes foreign currency translation adjustments and unrealized gains and losses on investments. The changes in the components of accumulated comprehensive loss have been disclosed in the consolidated statements of stockholders’ equity (deficit) and comprehensive loss.

Fair Value Measurements

The Company measures and reports its cash equivalents, short-term investments and preferred stock warrant liabilities at fair value. The accounting guidance for fair value measurements provides a framework for measuring fair value and expanding related disclosures. Fair value is defined as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The guidance also establishes a hierarchy which requires an entity to maximize the use of observable inputs, when available. The guidance requires that each fair value measurement be classified and disclosed in one of the following three categories:

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

The categorization of a financial instrument within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s Level 1 assets consist of its money market accounts. The Company does not have level 2 and level 3 categories.

Foreign Tax Credits

The Company’s foreign tax credit asset consists primarily of amounts due from the Government of France for research and development incentives provided to the Company’s French subsidiary. The French research tax credit is general and does not target any specific sector or type of company. Eligible expenditures include human and material resources allocated to research and development, subcontracted research and development costs, technological costs and patent protection. The amounts due from the Government of France are determined on a cost reimbursement basis. The French research tax credit is deducted from the French tax to be paid, or in the event taxes are not due is refunded. As the French research tax credit is related to the Company’s research and development expenditures and is refundable regardless of whether any French tax is owed, the credits earned of $2.8 million, $2.7 million and $1.6 million during the years ended January 31, 2015, 2014 and 2013, respectively, were recorded as a reduction of research and development expenses.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock as a result of the Company’s initial public offering in April 2012. All previously outstanding classes of common stock and all outstanding classes of preferred stock were converted on a one to one basis to shares of common stock.

Net Income (Loss) per Share of Common Stock

Basic net income (loss) per share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Net income (loss) attributable to common stockholders is calculated using the two class method, by subtracting from net income (loss) the noncumulative dividends on all outstanding shares of convertible preferred stock and the accretion of the redeemable convertible preferred stock to its redemption amount, to reflect the rights of the preferred stockholders to receive dividends in preference to common stock.

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

Recent Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. This guidance raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The guidance is effective for the Company beginning in the first quarter of the fiscal year ended January 31, 2016. The Company does not expect the adoption of ASU 2014-08 to have a material impact on its financial position, results of operations or cash flows.

In May 2014, he FASB issued ASU 2014-09 regarding the Accounting Standards Codification (“ASC”) Topic 606 “Revenue from Contracts with Customers.” This ASU provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU will be effective for the Company’s fiscal year beginning February 1, 2017. Early adoption is not permitted. The Company is currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

In November 2014, the FASB issued ASU No. 2014-16 (“ASU 2014-16”), “Derivatives and Hedging (Topic 815) — Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity”. ASU 2014-16 was issued to clarify how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risk of a host contract in a hybrid financial instrument that is issued in the form of a share. In addition, ASU 2014-16 was issued to clarify that in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (that is, the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weight those terms and features. ASU 2014-16 is effective with fiscal years beginning after December 15, 2015. Early adoption in an interim period is permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-16 on its consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810) — Amendments to the Consolidation Analysis”, intended to improve targeted areas of consolidation guidance for all entities. ASU 2015-02 is effective with fiscal years beginning after December 15, 2015. Early adoption in an interim period is permitted. The Company is currently evaluating the impact of the adoption of ASU 2015-02 on its consolidated financial statements.

2. Balance Sheet Items

Short-term investments, classified as available-for-sale securities had matured or been sold as of January 31, 2014. We do not have short-term investments as of January 31, 2015. The Company has classified all available-for-sale securities with readily available markets as short-term, regardless of whether the stated maturity is greater than one year from the current balance sheet date, because of the Company’s intent to sell those securities as necessary. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive loss in stockholders’ equity. For the periods presented, realized and unrealized gains and losses on investments were not material. Amounts reclassified out of accumulated other comprehensive loss due to sales or maturities of investments are reflected in interest income (expense), net, in the statements of operations and were not material. An impairment charge is recorded in the consolidated statements of operations for declines in fair value below the cost of an individual investment that are deemed to be other than temporary. The Company assesses whether a decline in value is temporary based on the length of time that the fair market value has been below cost, the severity of the decline, as well as the Company’s intent and ability to hold, or plans to sell, the investment.

Accounts receivable, net of allowance for doubtful accounts, consists of the following (in thousands):

	January 31, 2015	January 31, 2014
Account receivable
Accounts receivable, gross	$10,819	$12,311
Allowance for doubtful accounts	(2,039)	(1,545)

Account receivable, net	$8,780	$10,766

Prepaid expenses and other current assets are comprised of the following (in thousands):

	January 31, 2015	January 31, 2014
Foreign tax credits refundable	$2,190	$2,499
Prepaid expenses	1,465	1,758

Prepaid expenses and other current assets	$3,655	$4,257

Property and equipment, net, consist of the following (in thousands):

	January 31, 2015	January 31, 2014
Computer and equipment	$10,452	$9,954
Software	1,435	1,340
Furniture and fixtures	1,881	2,032
Leasehold improvements	263	130
Less: accumulated depreciation and amortization	(10,441)	(9,532)

Property and equipment, net	$3,590	$3,924

Total depreciation and amortization expense was $2.5 million and $2.9 million for the year ended January 31, 2015 and January 31, 2014, respectively.

Accrued legal and litigation expenses, included in accrued liabilities, were $1.4 million and $0.2 million as of January 31, 2015 and January 31, 2014, respectively.

3. Fair Value of Financial Instruments

The fair value of the Company’s financial assets and liabilities measured on a recurring basis is as follows (in thousands):

	January 31, 2015				January 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (included in cash and cash equivalents)	$34,152	$—	$—	$34,152	$43,846	$—	$—	$43,846

4. Line of Credit and Other Non-Current Liabilities

The Company did not have any debt outstanding as of January 31, 2015 and January 31, 2014.

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

On July 31, 2012, the Company amended its revolving line of credit agreement with a commercial lender to increase the amount available from up to $5.0 million to $10.0 million for general corporate purposes and extend the maturity date to July 2014. Under the terms of this amendment, interest accrues at a floating per annum rate equal to the greater of either (x) the prime rate plus 0.75% or (y) 4.00% and the Company is required to pay commitment fees of $25,000 per year. The line of credit expired in July 2014.

The Company does not have an outstanding balance and did not draw down any outstanding amount on this line of credit during the year ended January 31, 2015. The line of credit expired in July 2014 and the Company did not renew it.

In October 2014, the Company entered into an irrevocable standby letter of credit relating to the new San Francisco office lease. The standby letter of credit protects the lessor by ensuring the full and faithful performance by the Company of all its obligations and for all losses and damages the lessor may suffer as a result of any breach or default by the Company under the lease. The letter of credit is for $329,000, payable in the City of San Francisco, California and provides for a right to transfer the letter of credit to another party, person or entity as well as requires the Company to replenish any amounts drawn down by the lessor pursuant to its rights under the lease agreement. The letter of credit is secured by a $329,000 deposit, which is classified as restricted cash on the balance sheet as of January 31, 2015.

Other Non-current Liabilities

The Company receives repayable research grants from regional French governmental agencies to fund research and development activities. The French governmental research grants payable were $125,000, included in accrued liabilities as of January 31, 2015 and $447,000, included in both accrued liabilities and other non-current liabilities as of January 31, 2014. Long-term tax liabilities, included in other non-current liabilities, were $1.5 million and $1.3 million as of January 31, 2015 and January 31, 2014, respectively.

5. Commitments and Contingencies

Expense Reduction Initiative

During the fourth quarter of the year ended January 31, 2015, the Company initiated cost-saving measures to reduce operating expenses throughout the Company. These measures included a reduction in the Company’s workforce of 15 individuals, consisting of 12 employees from sales and marketing, one employee from general and administrative and two employees from research and development. In connection with the reduction in workforce, $0.5 million of severance expense was incurred during the year ended January 31, 2015. This expense is included in general and administrative expense.

The following table presents a summary of the Company’s expense reduction initiatives during the fiscal year 2015 (in thousands):

Year ended January 31, 2015
Cash compensation paid	$461
Costs to terminate office lease	23
Outplacement training	14
Compensation accrued as of January 31, 2015	220

Total restructuring expense	$718

Operating Leases

The Company leases facilities under operating leases expiring at various dates through 2023. As of January 31, 2015, future minimum payments under the Company’s non-cancellable leases are as follows (in thousands):

Year ending January 31,	Future Lease payments
2016	$1,051
2017	1,011
2018	964
2019	910
2020	855
Thereafter	1,895

Total	$6,686

In October 2014, the Company entered into a ninety-seven month operating lease agreement on approximately 4,600 square feet for a new office in San Francisco, California. The lease commencement date was March 23, 2015 and the average monthly rent is $27,000. The total future minimum payments of $2.6 million under this operating lease agreement are included in the above table.

In addition, the Company exercised its early termination right for its prior office lease in South San Francisco, California. In connection with this early termination exercise, the Company paid a $20,000 early termination fee during the three months ended October 31, 2014 and also paid two times the monthly rent of $20,000 each month from January 2015 to March 2015 for the continued occupancy of the old office in South San Francisco.

Rental expense totaled $1.2 million, $1.1 million and $1.2 million for the years ended January 31, 2015, 2014 and 2013, respectively.

Litigation Matters

On October 5, 2012 a complaint captioned Wiley v. Envivio, Inc., et al. CIV-517185 was filed in the Superior Court of California, County of San Mateo, naming as defendants the Company, each of its directors, its chief executive officer, its chief financial officer, and certain underwriters of its IPO. The lawsuit purports to be a class action on behalf of purchasers of shares issued in the IPO and generally alleges that the registration statement for the IPO contained materially false or misleading statements. The complaint purports to assert claims under the Securities Act of 1933, as amended, and seeks unspecified damages and other relief. On October 19, 2012 a similar complaint captioned Toth v. Envivio, Inc. et al. CIV-517481 was filed in the same court. On November 2, 2012 defendants removed the cases to the United States District Court for the Northern District of California where they were assigned case numbers 12-cv-05637-CRB and 12-cv- 05636-CW. A similar complaint was filed in the United States District Court for the Northern District of California on December 20, 2012 entitled Thomas v. Envivio, Inc., et al. C 12-06464. The Wiley and Toth actions were subsequently remanded to the San Mateo Superior Court, where they are now pending, and the Thomas case was voluntarily dismissed without prejudice. On February 28, 2014, a complaint was filed in the United States District Court for the Northern District of California entitled Gary Silverberg v. Envivio, Inc. et al., Civil No. 14-cv-00933-PJH. The complaint purports to be on behalf of a class of purchasers of the Company’s securities between April 25, 2012 and September 7, 2012. It names as defendants the Company and the Company’s chief executive officer and chief financial officer, and seeks unspecified damages and other relief for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On June 25, 2014, the Silverberg case was voluntarily dismissed without prejudice. In November 2014, the Company and the named defendants reached an agreement in principle to settle the above-described actions without any admission of any wrongdoing by the Company or any of the named defendants. The parties subsequently entered into a formal settlement agreement, which must be approved by the court before becoming final. The agreement requires the Company to contribute approximately $1.0 million toward the settlement. On March 16, 2015, the Company funded into an escrow account its portion of the settlement of approximately $1.0 million, and the remaining settlement payment will be covered by the Company’s director and officer insurance providers. The settlement payment will be released from escrow subject to and upon final court approval of the settlement.

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

Immediately prior to the closing of the initial public offering (“IPO”) in April 2012, all outstanding shares of convertible preferred stock converted into common stock on a one-for-one basis. In addition, the Series 1 common stock and Series 2 common stock converted into one class of common stock. As of January 31, 2015, the Company was authorized to issue 100,000,000 shares of common stock, $0.001 par value per share and 2,500,000 shares of preferred stock, $0.001 par value per share. On April 24, 2012, the Company sold 6,500,000 shares of common stock at a price to the public of $9.00 per share in an IPO. The shares began trading on the NASDAQ Global Market on April 25, 2012. The $54.4 million in proceeds from the IPO, net of underwriters’ discounts and commissions, but before deducting offering-related expenses payable by the Company of $5.8 million, were received on April 30, 2012, which was the closing date of the IPO. The Company has blank check preferred stock authorized. The convertible preferred stock converted into 6,988,120 shares of common stock and 1,006,206 shares of Series 1 common stock and 12,909,470 shares of Series 2 common stock converted into one class of common stock. In addition to the 6,500,000 shares of common stock sold in the IPO, certain selling stockholders of the Company also sold 1,255,000 shares of common stock in the IPO. The shares sold by the selling stockholders consisted of 503,496 shares of convertible preferred stock and 751,504 shares of Series 1 and Series 2 common stock, which were converted to common stock immediately prior to the closing of the IPO.

Shares of common stock authorized, issued and outstanding, as of January 31, 2015 and 2014 consist of the following:

	January 31, 2015		January 31, 2014
	Authorized	Issued and Outstanding	Authorized	Issued and Outstanding
Common stock	100,000,000	27,714,092	100,000,000	27,119,548

Shares of common stock reserved for issuance on an as-if converted basis is as follows as of January 31, 2015 and 2014:

	January 31, 2015	January 31, 2014
Exercise and vesting of stock-based awards	3,929,199	3,844,374
Available for option grants	1,409,021	1,003,608
Exercise of common stock warrants	36,000	36,000

	5,374,220	4,883,982

Common Stock Warrants

Immediately prior to the closing of the IPO on April 30, 2012, an outstanding warrant to purchase 36,000 shares of convertible preferred stock was converted into a warrant to purchase 36,000 shares of common stock on a one-to-one basis. Upon the conversion of the underlying convertible preferred stock, the Company remeasured the related warrant liability to fair value and reclassified to additional paid-in capital.

7. Stock Option Plan

Stock Option Plans

The Company adopted its stock option plan in 2000 (the “2000 Plan”). Under the 2000 Plan, as amended, the Company was able to grant options to purchase up to 1,181,689 shares of common stock to certain employees, directors and consultants. Under the terms of the 2000 Plan, the Company may grant incentive stock options (“ISO”), nonstatutory stock options (“NSO”), common stock purchase agreements (“CSPA”) and stock purchase rights (“SPR”). Such awards are exercisable at prices generally equal to the fair value of the Company’s common stock at the date of grant, as determined by the board of directors. Awards granted under the 2000 Plan generally vest over four years with a six-month cliff period and may be exercised for a period of up to ten years. Vested options generally expire 30 days after termination of employment. In December 2010, the board of directors approved a decrease in the number of shares of common stock reserved for issuance under the 2000 Plan to 644,366 shares. No shares were available for future grant under the 2000 Plan as of January 31, 2015 and 2014, due to the adoption of the stock incentive plan described below.

The Company adopted the 2010 stock incentive plan (the “2010 Plan”) in June 2010. The 2010 Plan provides that only employees are eligible for the grant of ISOs and that employees, consultants and outside directors are eligible for the grant of NSOs. The 2010 Plan also allows for the grant of SPRs and restricted stock units (“RSU”). Awards granted under the 2010 Plan also generally vest over four years with a six-month cliff period and may be exercised for a period of up to ten years. Vested options generally expire three months after termination of employment. No shares were available for future grant under the 2010 Plan as of January 31, 2015 and 2014 due to the adoption of a new stock incentive plan as more fully described below.

The Company adopted the 2012 stock incentive plan (the “2012 Plan”) in June 2011, as amended in April 2012. The 2012 Plan provides that only employees are eligible for the grant of ISOs and that employees, consultants and outside directors are eligible for the grant of NSOs. The 2012 Plan also allows for the grant of SPRs, RSUs and other types of equity awards. Awards granted under the 2012 Plan also generally vest over four years with a twelve-month cliff period and may be exercised for a period of up to ten years. In general, the vesting of awards granted under the 2012 Plan accelerates as to 25% of the then remaining unvested portion of the awards upon a change in control of the Company. Vested options generally expire three months after termination of employment. Shares of common stock reserved for issuance under the 2012 Plan consist of 1,409,021 and 1,003,608 shares as of January 31, 2015 and 2014, respectively. In addition, up to 1,773,879 shares subject to outstanding awards under the 2000 Plan or 2010 Plan that are subsequently forfeited or terminated for any reason before being exercised will be made available for issuance under the 2012 Plan. The number of shares that have been authorized for issuance under the 2012 Plan will be automatically increased on the first day of each fiscal year beginning in fiscal 2014 and ending in fiscal 2023, in an amount equal to the lesser of (i) 2,000,000 shares, (ii) 4% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, or (iii) another amount determined by the Company’s board of directors.

At the beginning of fiscal 2016, the board of directors ratified an increase in the number of shares authorized for issuance under the 2012 Plan based on 4% of the outstanding shares of the Company’s common stock on the last day of fiscal year 2015, or 1,190,311 shares. These shares will be registered under the Securities Act of 1933 on Securities and Exchange Commission Form S-8 filed in conjunction with this Form 10-K.

The following table summarizes the stock-based award activity for the 2000 Plan, 2010 Plan and the 2012 Plan for the years ended January 31, 2013, 2014 and 2015:

	Shares Available For Grant	Stock Options and SPRs Outstanding	Weighted- Average Exercise Price	Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
January 31, 2012	924,163	2,845,204	1.15	8.5	$14,269
Additional options authorized	200,000	—	—
Options granted	(796,968)	796,968	2.86
SPRs and CSPAs granted	(5,500)	5,500	8.06
RSUs granted	(77,250)	—	—
Options expired and forfeited	242,573	(242,573)	3.70
SPRs and CSPAs expired and forfeited	1,125	(1,125)	1.46
RSUs expired	65,942	—	—
Plan shares expired	(1,000)	—	—
Exercised	—	(270,948)	0.33

January 31, 2013	553,085	3,133,026	1.46	7.6	$2,782

Additional options authorized	1,077,667	—	—
Options granted	(629,419)	629,419	7.55
RSUs granted	(121,950)	—	—
Options expired and forfeited	118,725	(118,725)	4.11
RSUs expired	5,500	—	—
Exercised	—	(157,372)	0.32

January 31, 2014	1,003,608	3,486,348	1.65	7.5	$8,530

Additional options authorized	1,084,782	—	—
Options granted	(979,867)	979,867	2.32
RSUs granted	(148,512)	—	—
Options expired and forfeited	410,830	(410,830)	2.58
RSUs expired	38,180	—	—
Options Exercised	—	(468,594)	0.36

January 31, 2015	1,409,021	3,586,791	1.89	7.2	$1,565

Vested and expected to vest- January 31, 2015		3,549,520	1.89	7.2	$1,565

Vested-January 31, 2015		2,095,922	1.48	5.9	$1,565

Additional information regarding the Company’s stock options outstanding and vested and exercisable as of January 31, 2015 is summarized below:

			Options Outstanding			Options Vested
Exercise Prices			Stock Options Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price per Share	Stock Options Outstanding	Weighted- Average Exercise Price per Share
		$0.30	1,423,042	5.7	$0.30	1,423,042	$0.30
$1.51	to	$1.91	150,442	7.9	$1.64	50,129	$1.61
		$2.00	698,200	8.8	$2.00	58,200	$2.00
$2.06	to	$2.15	473,472	8.0	$2.11	227,003	$2.12
$2.16	to	$3.30	575,043	8.8	$3.24	119,004	$3.26
$3.55	to	$3.90	42,637	8.4	$3.67	12,724	$3.70
$4.20	to	$5.10	32,541	0.9	$4.14	31,881	$4.33
		$7.90	132,000	6.3	$7.90	122,080	$7.90
		$8.06	12,000	7.1	$8.06	9,696	$8.06
		$8.84	47,400	7.3	$8.84	42,149	$8.84
		$250.00	14	—	$250.00	14	$250.00

			3,586,791	7.2	$1.89	2,095,922	$1.48

All of the Company’s outstanding stock-based awards are exercisable at any time without regard to vesting. Accordingly shares exercised prior to vesting are included within the outstanding stock options as of each year end.

Stock Purchase Rights and Common Stock Purchase Agreements

The Company grants SPRs to its French employees and in limited past instances, CSPAs to service providers in the U.S. The SPRs and CSPAs provide the holder with a note equal to the aggregate exercise price of the related options, therefore, allowing the holder to legally exercise the related options at the time of issuance in consideration of the notes. Generally, the SPRs and CSPAs are subject to a vesting period of four years with the Company retaining the right to repurchase unvested shares at the aggregate exercise price of the underlying options. In the event that a holder’s status as an employee ceases for any reason, the notes and the related options are cancelled. As of January 31, 2015 and January 31, 2014, 392,479 shares were subject to repurchase under the provisions of the SPRs and 97,464 shares were subject to repurchase under the provisions of the CSPAs.

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

Restricted Stock Units

The Company grants RSUs to employees, executives and directors of the Company. As of January 31, 2015 the Company had 342,408 RSUs outstanding.

Of the total RSUs outstanding, 190,896 are subject to service, market and performance-based vesting terms that include the requirement that the Company’s stock price exceed specified milestones relative to the

Company’s stock price following the initial public offering and, in some cases, are subject to acceleration under certain circumstances, including a change in control. The Company uses a modified binary option pricing model (European call option) to establish the expected value of these RSUs.

During the year ended January 31, 2015, the Company recorded $80,000 of stock-based compensation related to RSUs with service, market and performance-based vesting. During the year ended January 31, 2015, the Company recorded $313,000 of stock-based compensation related to RSUs with only service-based vesting.

A summary of the Company’s restricted stock unit activity for the years ended January 31, 2013, 2014 and 2015 is presented below:

	RSUs Outstanding	Weighted Average Grant Date Fair Value
January 31, 2012	263,768	$7.90
Granted	77,250	6.47
Released	(13,000)	7.90
Cancelled and forfeited	(65,942)	5.51

January 31, 2013	262,076	$8.08
Granted	121,950	2.46
Released	(20,500)	2.02
Cancelled and forfeited	(5,500)	8.84

January 31, 2014	358,026	$6.50
Granted	148,512	2.02
Released	(125,950)	2.24
Cancelled and forfeited	(38,180)	7.87

January 31, 2015	342,408	$5.97

Stock-based Compensation

Total stock-based compensation expense for the years ended January 31, 2015, 2014 and 2013 is recognized in the consolidated statements of operations as follows (in thousands):

	Year Ended January 31,
	2015	2014	2013
Cost of revenue	$34	$3	$5
Research and development	95	122	129
Sales and marketing	262	372	583
General and administrative	1,481	1,847	2,116

Total stock-based compensation	$1,872	$2,344	$2,833

The Company uses the Black-Scholes option-pricing model to estimate the fair value of the Company’s stock options on each grant date. The Black-Scholes option-pricing model takes into account inputs such as the exercise price, the fair value of the underlying common stock at the grant date, expected term, expected volatility, risk-free interest rate and expected dividend.

•	Expected term — The expected term represents the period that the stock-based awards are expected to be outstanding. For option grants that are considered to be “plain vanilla,” the Company used the simplified method to determine the expected term as provided by the Securities and Exchange Commission. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options. For option grants that are not considered “plain vanilla,” the expected term is based on historical option exercise behavior and post-vesting cancellations of options by employees.

•	Expected volatility — The expected volatility is a weighted average based on the stock price volatility of a basket of similar companies and the historical volatility of the Company’s share price measured from the date of the Company’s initial public offering.

•	Risk-free interest rate — The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term of the awards.

•	Expected dividend — The expected dividend is assumed to be zero as the Company has never paid dividends and has no current plans to do so.

The weighted average assumptions used to estimate the fair value of the Company’s employee stock options at the grant dates for the years ended January 31, 2015, 2014 and 2013 were as follows:

	Year Ended January 31,
	2015	2014	2013
Expected term (in years)	6.25	6.25	6.25
Volatility	65%	57%	57%
Risk-free interest rate	1.97%	1.68%	1.20%
Expected dividend	0%	0%	0%

As of January 31, 2015, total compensation cost not yet recognized for unvested stock option grants and unvested stock awards were $1.9 million and $168,000 respectively, which are expected to be recognized over the following 3.1 years and 1.0 years based on the weighted average vesting term, respectively.

In addition to the assumptions used in the Black-Scholes option-pricing model, the Company must also estimate a forfeiture rate to calculate the stock-based compensation for the awards. The forfeiture rate is based on an analysis of actual forfeitures and the Company will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover and other factors. The rate was 1.6% during the year ended January 31, 2015.

The Company is also required to estimate the fair value of the common stock underlying the stock-based awards when performing the fair value calculations with the Black-Scholes option-pricing model. The fair value of the common stock underlying the stock- based awards for the common stock after the Company was public was determined by the Company’s board of directors using the closing price of our common stock as reported on the Nasdaq Global Market on the date of grant. The fair value of the common stock underlying the stock-based awards for the common stock before the Company was public was estimated on each grant date by the board of directors, with input from management. The board of directors is comprised of a majority of non-employee directors with significant experience in the digital media and communications software industries. Given the then absence of a public trading market of the Company’s common stock, and in accordance with the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, the board of directors exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of the common stock, including among other things, the rights, preferences and privileges of the convertible preferred stock, business performance, present value of expected future cash flows, likelihood of achieving a liquidity event, illiquidity of the Company’s capital stock, management experience, stage of development, industry information and macroeconomic conditions. In addition, the Company’s board of directors utilized independent valuations performed by an unrelated third-party specialist to assist with the valuation of the common stock; however, the Company and the board of directors have assumed full responsibility for the estimates. These third-party specialist valuations were performed as of January 31, 2010, April 6, 2011, May 15, 2011, November 30, 2011 and February 29, 2012. The board utilized the fair values of the common stock derived in the third-party valuations to set the exercise price for options granted during the years ended January 31, 2011 and 2012, and also for options granted prior to the IPO in the Company’s 2013 fiscal year. Although the board of directors continued to believe the original value of the Company’s common stock determined was appropriate based on the facts known at that time, the fair value of the underlying common stock for options granted during the years ended January 31, 2011 and 2012 was subsequently revisited by the board of directors for financial reporting purposes and reassessed on a retrospective basis so that the fair value of the underlying common stock used to calculate the related stock-based compensation expense was increased accordingly.

The total estimated fair value of employee options and stock purchase rights granted during the years ended January 31, 2015, 2014 and 2013 was $1.3 million, $1.7 million and $2.3 million, respectively. The weighted average estimated fair value of those options granted during the years ended January 31, 2015, 2014 and 2013 was determined to be $1.38, $2.72 and $2.90 per share. The intrinsic value of options exercised during the years ended January 31, 2015, 2014 and 2013 was $1.2 million, $249,000 and $2.3 million, respectively.

The total estimated fair value of employee restricted stock awards granted during the years ended January 31, 2015, 2014 and 2013 was $300,000, $300,000 and $499,000, respectively. The weighted average estimated fair value of those awards granted during the years ended January 31, 2015, 2014 and 2013 was determined to be $2.02, $2.46 and $6.47 per share, respectively.

Options Granted to Non-Employee

During the year ended January 31, 2015, the Company granted options to purchase 26,575 shares of common stock to a non-employee at an exercise price of $3.55 per share. The Company records stock-based compensation equal to the fair value of the awards in the period they vest. In connection with option granted to the non-employee, the company recognized stock-based compensation expense of $16,000 in the year ended January 31, 2015.

8. Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the years ended January 31, 2015, 2014 and 2013 (in thousands, except for share and per share amounts):

	Year ended Janaury 31,
	2015	2014	2013
Net loss attributable to common stockholders	$(15,612)	$(12,188)	$(16,935)
Shares used in computing net loss per share attributable to common stockholders, basic and diluted	27,500,647	27,102,111	23,577,491

Net loss per share attributable to common stockholders, basic and diluted	$(0.57)	$(0.45)	$(0.72)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Year ended January 31,
	2015	2014	2013
Stock options to purchase common stock	3,096,848	2,996,405	2,643,083
Shares purchased with notes (SPRs and CSPAs)	489,943	489,943	489,943
Common stock warrants	36,000	36,000	36,000
Restricted stock units	342,408	358,026	262,076

9. Income Taxes

The provision for income taxes in the consolidated statements of operations consists mainly of state and foreign taxes incurred by foreign subsidiaries. The Company’s net income (loss) before provision for income taxes during the years ended January 31, 2015, 2014 and 2013 is as follows (in thousands):

	Year ended January 31,
	2015	2014	2013
Domestic	$(17,817)	$(14,642)	$(18,836)
International	2,589	2,805	2,276

Income (loss) before provision for income taxes	$(15,228)	$(11,837)	$(16,560)

The components of the provision for income taxes during the years ended January 31, 2015, 2014 and 2013 are as follows (in thousands):

	Year ended January 31,
	2015	2014	2013
Current:
Federal	—	50	—
State	2	2	(87)
Foreign	323	185	283

Total Current	325	237	196

Deferred
Foreign	59	114	179

Total deferred	59	114	179

Total provision for income taxes	$384	$351	$375

Significant components of deferred tax assets as of January 31, 2015 and 2014 are as follows (in thousands):

	January 31, 2015	January 31, 2014
Current deferred tax assets:
Reserves and accruals	4,345	5,158
Deferred revenue, net	274	461
Other	7	7

	4,626	5,626
Valuation allowance	(4,626)	(5,626)

Net current deferred tax asset (liability)	$—	$—

Non-current deferred tax assets:
Net operating loss carry forwards	33,863	26,858
Stock-based compensation	1,332	1,617
Tax credits	277	255
Fixed assets	281	—
Other	850	666

	36,603	29,396
Valuation allowance	(36,603)	(29,354)

Non-current deferred tax assets:	—	42
Current deferred tax liability:
Fixed assets	—	(42)
Non-current deferred tax liabilities	—	(42)

Net non-current deferred tax assets (liabilities)	$—	$—

Reconciliations of the statutory federal income tax to the Company’s effective income tax rate during the years ended January 31, 2015, 2014 and 2013 are as follows:

	Year ended January 31,
	2015	2014	2013
Statutory federal rate	34.0%	34.0%	34.0%
State tax — net of federal benefit	17.8	5.9	(4.8)
French research tax credit	6.2	7.6	3.2
Changes in reserves for uncertain tax positions	(1.8)	(1.0)	(1.2)
Stock-based compensation	(0.7)	(1.0)	(1.3)
Other	(7.9)	(0.8)	(4.8)
Change in valuation allowance	(50.1)	(47.7)	(27.4)

Provision for income taxes	(2.5)%	(3.0)%	(2.3)%

The Company provided a full valuation allowance for net operating losses, credits and other deferred tax assets for the state of California and U.S. Foreign deferred tax assets are immaterial. A valuation allowance is provided when based upon the available evidence, management concludes that it is more likely than not that some portion of the deferred tax assets will not be realized. The Company maintained a full valuation allowance as of January 31, 2013, 2014 and 2015 due to the uncertainty of realizing future tax benefits from its net operating loss carry-forwards and other deferred tax assets. The increases in the valuation allowance during the years ended January 31, 2015, 2014 and 2013 were $6.2 million, $5.5 million and $4.1 million, respectively.

As of January 31, 2015, the Company had federal net operating loss carry-forwards of $85.8 million, and California net operating loss carry-forwards of $80.6 million. The Company’s federal and state net operating loss carry-forwards begin to expire in 2021 and 2015, respectively.

As of January 31, 2015, the Company had federal foreign tax credit carry-forwards in the amount of $222,000, available to offset U.S. federal income taxes. Unutilized foreign tax credits are allowed as a business deduction upon expiration. The Company also has state research tax credit carry-forwards in the amount of $84,000 as of January 31, 2015. This credit has no expiration period and is carried forward indefinitely until utilized.

Utilization of U.S. net operating losses and tax credit carryforwards may be limited by “ownership change” rules, as defined in Section 382 of the Internal Revenue Code. Similar rules may apply under state tax laws. The Company has completed a 382 study through the year ended January 31, 2012 and accordingly has reduced its net operating loss carry-forwards for federal and state purposes by $8.6 million and $3.4 million. In addition, the Company has reduced federal research tax credit carry-forwards by $173,000. The Company has not completed a formal Section 382 study since January 2012 but has continued to monitor activities since then. In the event the Company determines that an ownership change has occurred since January 2012, the Company previously experienced an ownership change, or should experience an ownership change in the future, the amount of net operating losses and research and development credit carryovers available in any taxable year could be limited and may expire unutilized.

The table of deferred tax assets shown above does not include certain deferred tax assets at January 31, 2015 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for book purposes. Additional paid in capital will be increased by approximately $0 if and when such deferred tax assets are ultimately realized.

Uncertain Tax Positions

The Company remains open for audit by the United States Internal Revenue Service and state tax authorities since inception. The Company remains open for audit by the French tax authorities for the years 2009 through 2014. Most other foreign jurisdictions have statute of limitations that range from three to six years. The Company is not currently under examination by income tax authorities in federal, state or other foreign jurisdictions.

A reconciliation of the beginning and ending balances of the gross unrecognized tax benefits during the years ended January 31, 2015, 2014 and 2013 is as follows (in thousands):

	Year ended January 31,
	2015	2014	2013
Unrecognized benefit-beginning of period	$1,436	$1,314	$1,277
Gross increases-current period tax adjustments	429	342	65
Gross decreases-prior period tax adjustments	(167)	(220)	(28)

Unrecognized benefit-end of period	$1,698	$1,436	$1,314

As of January 31, 2015, the total amount of gross unrecognized tax benefits was $1.7 million of which $153,000 offsets tax attributes. Unrecognized tax benefits of $1.5 million, if recognized, would affect the effective income tax rate in the period or periods recognized. The net unrecognized tax benefits were included in other non-current liabilities in the consolidated balance sheet as of January 31, 2015 and 2014.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. The Company accrued net interest and penalties of $18,000, $15,000 and $15,000 during the years ended January 31, 2015, 2014 and 2013. In addition, the Company recorded liabilities for accrued interest and penalties of $67,000 and $50,000 as of January 31, 2015 and 2014.

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

The Company’s revenue by geographic region, based on the location at which each sale originates, is summarized as follows (in thousands):

	Year Ended January 31,
	2015	2014	2013
Americas	$18,494	$17,446	$8,250
Asia Pacific	9,231	10,201	10,908
EMEA	13,831	15,557	19,941

Total	$41,556	$43,204	$39,099

Included within the Americas total in the above table is revenue from sales originating in the U.S. of $10.5 million, $15.3 million and $5.2 million for the years ended January 31, 2015, 2014 and 2013, respectively. Also included within the Americas total in the above table is revenue from sales originating in Mexico of $6.1 million, $0.4 million and $2.5 million for the years ended January 31, 2015, 2014 and 2013, respectively.

The Company’s property and equipment, net, by geographic region is summarized as follows (in thousands) as of:

	January 31, 2015	January 31, 2014
U.S.A.	$2,021	$1,692
France	1,557	2,228
U.K.	4	—
Asia Pacific	8	4

Total	$3,590	$3,924

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2015, at the reasonable assurance level.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2015 using the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

The information required by this item is incorporated by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended January 31, 2015.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended January 31, 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended January 31, 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended January 31, 2015.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended January 31, 2015.

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
Date: April 23, 2015

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

Name	Title	Date

/s/ Julien Signès Julien Signès	President, Chief Executive Officer and Director (Principal Executive Officer)	April 23, 2015

/s/ Erik E. Miller Erik E. Miller	Chief Financial Officer (Principal Financial and Accounting Officer)	April 23, 2015

/s/ Terry Kramer Terry Kramer	Chairman of the Board	April 23, 2015

/s/ Michael L. LaJoie Michael L. LaJoie	Director	April 23, 2015

/s/ Marcel Gani Marcel Gani	Director	April 23, 2015

/s/ Edward Gilhuly Edward Gilhuly	Director	April 23, 2015

/s/ Corentin du Roy de Blicquy Corentin du Roy de Blicquy	Director	April 23, 2015

/s/ R. David Spreng R. David Spreng	Director	April 23, 2015

Exhibit Index

Exhibit Number	Description	Incorporated by reference from form	Incorporated by reference from exhibit number		Date Filed

3.1(a)	Restated Certificate of Incorporation of the Registrant	S-1	3.1	(b)	6/22/2011

3.1(b)	Amended and Restated Bylaws of the Registrant	S-1	3.2	(b)	6/3/2011

4.1	Form of Common Stock Certificate	S-1	4.1		6/22/2011

4.2	Amended and Restated Investors Rights Agreement between the Registrant and certain investors, as amended	S-1	4.2		4/5/2012

10.1	Form of Indemnification Agreement between the Registrant and its officers and directors	S-1	10.1		6/14/2011

10.2#	2000 Stock Option Plan and form of agreements thereunder	S-1	10.2		4/15/2011

10.3#	Amended and Restated 2010 Stock Incentive Plan and form of agreements thereunder	S-1	10.3		5/17/2011

10.4#	Amended and Restated 2012 Stock Incentive Plan and form of agreements thereunder	S-1	10.4		4/24/2012

10.5	Lease between the Registrant and Kashiwa Fudosan America, Inc., as amended	S-1	10.5		4/15/2011

10.6#	Executive Employment Agreement between the Registrant and Julien Signès	S-1	10.6		5/17/2011

10.7#	Offer Letter between the Registrant and Erik E. Miller	S-1	10.7		5/17/2011

10.8#	Offer Letter between the Registrant and Anne M. Lynch	S-1	10.9		5/17/2011

10.9#	Change of Control Severance Agreement between the Registrant and Julien Signès	S-1	10.10		5/17/2011

10.10#	Change of Control Severance Agreement between the Registrant and Erik E. Miller	S-1	10.12		5/17/2011

10.11#	Change of Control Severance Agreement between the Registrant and Anne M. Lynch	S-1	10.14		5/17/2011

10.12#	Amendment of Executive Employment Agreement for Compliance with Section 409A between the Registrant and Julien Signès	S-1	10.15		5/17/2011

10.13#	Amendment of Offer Letter for Compliance with Section 409A between the Registrant and Erik E. Miller	S-1	10.16		5/17/2011

10.14#	Amendment of Offer Letter for Compliance with Section 409A between the Registrant and Anne M. Lynch	S-1	10.18		5/17/2011

10.15#	Restricted Stock Unit Agreement between the Registrant and Anne M. Lynch, dated April 13, 2011	S-1	10.23		6/3/2011

10.16	Standard Manufacturing Agreement between the Registrant and FutureQuest Incorporated	S-1	10.24		6/3/2011

10.17#	Restricted Stock Unit Agreement between the Registrant and Julien Signès, dated January 1, 2012	S-1	10.26		4/5/2012

Exhibit Number	Description	Incorporated by reference from form	Incorporated by reference from exhibit number	Date Filed

10.18#	Restricted Stock Unit Agreement between the Registrant and Erik E. Miller, dated January 1, 2012	S-1	10.26	4/5/2012

10.19	Warrants to Purchase Shares of Preferred Stock dated May 30, 2008 between the Registrant and entities affiliated with Venture Lending & Leasing	S-1	10.29	4/24/2012

10.20	San Francisco office lease agreement between BXP MISSION 535 LLC and Envivio, Inc.	10-Q	10.1	12/10/2014

10.21	Irrevocable standby letter of credit between BXP MISSION 535 LLC and Envivio, Inc.	10-Q	10.2	12/10/2014

10.22#	Offer Letter between Michael LaJoie and Envivio, Inc., dated February 24, 2015.	8-K	10.1	2/26/2015

21.1	List of Subsidiaries	S-1	21.1	4/15/2011

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1++	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

++	The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
#	Denotes management contract or compensatory arrangement.