Form 10-K/A
period 2015-01-31
ENVIVIO INC
filed 2015-05-29
CIK 1174266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: January 31, 2015

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 001-35205

ENVIVIO, INC.

(Exact name of Registrant as specified in its charter)

Delaware	94-3353255
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

535 Mission Street, 27th Floor, San Francisco, California 94105	94105
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (415) 510-3400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on the closing sale price of the Common Stock on the NASDAQ Global Market on July 31, 2014, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $ 41,232,716.

There were 28,207,035 shares of the registrant’s Common Stock outstanding on May 1, 2015.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Annual Report on Form 10-K/A, or the Amendment, to amend our Annual Report on Form 10-K for the fiscal year ended January 31, 2015, as filed with the U.S. Securities and Exchange Commission, or the SEC, on April 23, 2015, or the 10-K. The principal purpose of this Amendment is to include in Part III the information that was to be incorporated by reference to the Proxy Statement for our 2015 Annual Meeting of Stockholders. This Amendment hereby amends Part III, Items 10 through 14, and Part IV, Item 15 of the 10-K.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 10-K. This Amendment does not reflect events occurring after the filing of the 10-K (i.e., occurring after April 23, 2015) or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters will be addressed in subsequent reports filed with the SEC. Accordingly, this Amendment should be read in conjunction with the 10-K and our other filings with the SEC.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Board of Directors

Our directors and their ages as of May 1, 2015 are as set forth below:

Name	Age	Position
Corentin du Roy de Blicquy(2)	39	Director
Michael LaJoie (1)	60	Director
Marcel Gani(1)	62	Director
Edward A. Gilhuly(3)	55	Director
Terry D. Kramer(2)(3)	55	Director
Julien Signès	45	Director, President and Chief Executive Officer
R. David Spreng(1)(2)(3)	52	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Corporate Governance and Nominating Committee.

Directors with terms expiring in 2015 (Class III)

Marcel Gani (age 62) has served as a member of our Board of Directors since May 2011. Mr. Gani is currently an independent consultant. From September 2005 to September 2009, he was a lecturer at the Leavey School of Business, Santa Clara University in Accounting and Finance. From 2005 to 2006, he served as Chief of Staff at Juniper Networks, Inc., a network infrastructure company. From February 1997 to December 2004, Mr. Gani served as Chief Financial Officer of Juniper Networks, Inc. Mr. Gani became Juniper’s Executive Vice President and Chief Financial Officer in July 2002. From January 1996 to January 1997, Mr. Gani served as Vice President and Chief Financial Officer of NVIDIA Corporation, a 3D graphic processor company. Mr. Gani holds an M.B.A. from the University of Michigan. Mr. Gani serves on the advisory board of the Zell Lurie Institute for entrepreneurial studies at the University of Michigan. Mr. Gani serves on board of directors of Infinera Corporation, an optical transmission equipment company, and SolarEdge Technologies, Inc., a provider of intelligent inverter solutions.

Our Board of Directors believes that Mr. Gani should serve on our Board of Directors due to his extensive financial and accounting expertise and his experience in managing the financial and administrative departments of large publicly traded technology companies. His background provides perspective to our Board of Directors in managing a publicly traded company and strong leadership for the audit committee of our Board of Directors.

Terry D. Kramer (age 55) has served as a member of our Board of Directors since May 2011 and was appointed Chairman of our Board of Directors in September 2013. In April 2012, Mr. Kramer was appointed Lecturer/Faculty Advisor at UCLA’s Anderson School of Management and was later appointed as Distinguished Visitor in November 2013. In June 2012, Mr. Kramer received an appointment to serve as U.S. Ambassador for the World Conference of International Communications to negotiate a telecommunications and internet treaty on behalf of the United State. This role was completed in January 2013. In April 2011, Mr. Kramer was appointed Entrepreneur in Residence at Harvard Business School and also a member of its California Research Center Advisory Board. From January 2005 to July 2010, Mr. Kramer served in various management positions with Vodafone Group Plc, a telecommunications company, serving initially as the Chief of Staff to the Group CEO from January 2005 to December 2006, Group Human Resources Director and Chief of Staff from December 2006 to July 2007, Group Strategy and Human Resources Director and Chief of Staff from July 2007 to July 2008, Group Strategy and Business Improvement Director from July 2008 to July 2009 and finally as Regional President, Vodafone Americas from August 2009 to July 2010. Mr. Kramer serves on the board of directors of two private companies, Telesign and Tango Card. Mr. Kramer received a B.A. degree in Economics from UCLA and an M.B.A. from Harvard University.

Our Board of Directors believes that Mr. Kramer should serve on our Board of Directors due to his background as an executive in the telecommunications industry and experience in corporate strategy and human resources management. His background provides a broad perspective to our Board of Directors in strategic matters and strong leadership for the compensation committee of our Board of Directors.

Directors Continuing in Office Until 2016 (Class I)

Edward A. Gilhuly (age 55) has served as a member of our board of directors since December 2011. Since May 2006, Mr. Gilhuly has served as co-president at Sageview Capital, a private investment firm. Prior to founding Sageview Capital, Mr. Gilhuly was at Kohlberg Kravis Roberts & Co (KKR) from September 1986 until October 2005, where he became partner in January 1995 and oversaw KKR’s European business from December 1998 to December 2004. He also served on KKR’s Investment Committee from its inception in January 2000 until his departure in October 2005. Since August 2009, Mr. Gilhuly has served on the Board of Directors of Cinedigm Digital Cinema Corp., a publicly traded digital cinema services company. Mr. Gilhuly also serves on the board of two private companies. Mr. Gilhuly received a B.A. degree in Economics and History from Duke University and a M.B.A. from Stanford University.

Our Board of Directors believes that Mr. Gilhuly should serve on our Board of Directors due to his significant experience in private equity and finance and experience of having served on over 20 corporate boards, which experience will provide valuable insight and perspective to our Board of Directors.

Corentin du Roy de Blicquy (age 39) has served as a member of our Board of Directors since February 2007. Mr. du Roy de Blicquy is a Managing Director at HarbourVest Partners (U.K.) Limited, a subsidiary of global private equity manager HarbourVest Partners, LLC. He has been with HarbourVest since March 2003. Mr. du Roy de Blicquy received a B.S. degree in Business Administration from Paris IX Dauphine University. He received the Chartered Financial Analyst designation in 2002.

Our Board of Directors believes that Mr. du Roy de Blicquy should serve on our Board of Directors due to his experience investing in technology companies as well as his background in finance, which brings industry experience and financial expertise to the Board of Directors

Julien Signès (age 45) is one of our founders and has served as our President since our inception in January 2000 and our Chief Executive Officer since April 2005. Mr. Signès is responsible for the business strategy, executive duties and leadership of Envivio. Mr. Signès received an M.S. degree in Software and Electrical Engineering from Ecole Polytechnique and Ecole Nationale Supérieure des Télécommunications.

Our Board of Directors believes that Mr. Signès should serve on our Board of Directors due to his experience gained while developing video processing and distribution technologies with France Telecom as well as his experience as a co-founder of Envivio and his tenure with Envivio, which brings industry experience, strategic perspective to our technology development, historic company knowledge as well as continuity to the Board of Directors.

Directors Continuing in Office Until 2017 (Class II)

Michael L. LaJoie (age 60) has served as a member of our Board of Directors since February 2015. Mr. LaJoie has served as the Chief Technology and Network Operations Officer of Time Warner Cable Inc., a subsidiary of Time Warner Inc., from January 2013 to December 2014 and served as its Executive Vice President from January 2004 to December 2014. Since January 2015, Mr. LaJoie has also served on the board of directors of Guavus, Inc., a data analytics solutions provider, where he was appointed Chairman of the Board. Mr. LaJoie has also served on the boards of directors of several organizations, including the Society of Cable Telecommunications Engineers (SCTE), SCTE Foundation and Beaumaris Networks.

Our Board of Directors believes that Mr. LaJoie should serve on our Board of Directors due to his leadership experience and his extensive background in the cable industry and technologies, which provide valuable insight into the market and industry in which the Company operates.

R. David Spreng (age 52) has served as a member of our Board of Directors since August 2004. Since 1998, Mr. Spreng has served as Managing General Partner at Crescendo Ventures, a venture capital firm. Mr. Spreng also serves on the Board of GSV Capital Corp., an investment company. Mr. Spreng received a B.S.B. degree in Accounting from University of Minnesota-Twin Cities.

Our Board of Directors believes that Mr. Spreng should serve on our Board of Directors due to his experience in building companies from the earliest stages of growth to mature technology companies, as a seasoned investor in various technology companies, and his insight into capital formation and operational development matters. Our Board of Directors finds Mr. Spreng’s experience as a recent director of a public company to provide valuable perspective to our Board of Directors.

There are no family relationships among any of our directors and executive officers.

Executive Officers

The names of our executive officers, their ages as of May 1, 2015, and their positions are shown below

Name	Age	Position
Julien Signès	45	President and Chief Executive Officer
Erik E. Miller	55	Chief Financial Officer

Anne M. Lynch	59	Vice President, Human Resources

The Board of Directors appoints executive officers, who then serve at the Board’s discretion. There is no family relationship between any of the directors or executive officers and any other director or executive officer of the Company.

For information regarding Mr. Signès, please refer to “Board of Directors” above.

Erik E. Miller (age 55) has served as our Chief Financial Officer since February 2010. From January 2008 to July 2009, Mr. Miller served as Chief Financial Officer at SigNav Pty. Ltd., a component supplier to the wireless industry, where he was responsible for finance and administration functions; and from March 2006 to January 2008, Mr. Miller served as Chief Financial Officer at Tangler Pty. Ltd., a social networking company, where he was responsible for finance and administrative functions. Mr. Miller received a B.S. degree in Business Administration from the University of California, Berkeley.

Anne M. Lynch (age 59) has served as our Vice President, Human Resources since January 2011. From May 1995 to August 2008, Ms. Lynch served as Vice President, Human Resources at Harmonic Inc., a provider of broadcast video products, and Directeur General of Harmonic Europe, where she was responsible for all human resources functions. From August 2008 to October 2010, Ms. Lynch was pursuing a graduate degree. Ms. Lynch received a B.A. degree in Languages from Clarke University and a Master of Arts degree in Business Leadership and Ethics from St. Mary’s College of California.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership on Forms 3, 4 and 5 with the SEC. Officers, directors and greater than 10% shareholders are required to furnish us with copies of all Forms 3, 4 and 5 they file.

Based solely on our review of the copies of such forms we have received and written representations from certain reporting persons that they filed all required reports, we believe that all of our officers, directors and greater than 10% shareholders complied with all Section 16(a) filing requirements applicable to them with respect to transactions during fiscal 2015.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics, or the Code, which is applicable to our directors, officers and employees. The Code of Business Ethics and Conduct is available on the Company’s website at http://www.ir.envivio.com-“Corporate Governance.” The Company will disclose any amendment to the Code or waiver of a provision of the Code applicable to an officer or director in accordance with applicable law, including the name of the officer to whom the waiver was granted, on the Company’s website at http://www.ir.envivio.com-“Corporate Governance.”

Board Meetings

The Board of Directors held nine meetings during fiscal 2015. Each director attended at least 75% of the meetings held by the Board of Directors and of the committees on which such director served during fiscal 2015.

Board Leadership Structure

Our Board of Directors selects the Chairman of the Board in the manner and upon the criteria that it deems best for the Company at the time of selection. The Board of Directors does not have a prescribed policy on whether the roles of the Chairman and Chief Executive Officer should be separate or combined, but recognizes the value to the Company of the separation of these positions. The Board will continue to evaluate whether this leadership structure is in the best interests of the stockholders on a regular basis.

Our Chairman, Mr. Kramer, presides over each Board meeting. The Chairman serves as liaison between the Chief Executive Officer and the other directors, approves meeting agendas and schedules and notifies other members of the Board of Directors regarding any significant concerns of stockholders or interested parties of which he becomes aware. The Chairman presides at stockholders’ meetings and provides advice and counsel to the Chief Executive Officer.

Committees of the Board

We have established an audit committee, a compensation committee and a nominating and corporate governance committee. We believe that the composition of these committees meets the criteria for independence under, and the functioning of these committees complies with the applicable requirements of, the Sarbanes-Oxley Act, the current rules of Nasdaq and SEC rules and regulations. We intend to comply with future requirements as they become applicable to us. Each committee has the composition and responsibilities described below:

Audit committee — David Spreng, Michael LaJoie and Marcel Gani serve on our audit committee. Mr. Gani is chairperson of this committee. Our audit committee assists our board of directors in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions, and is directly responsible for the approval of the services performed by our independent registered accounting firm and reviewing of their reports regarding our accounting practices and systems of internal accounting controls. Our audit committee also oversees the audit efforts of our independent registered accounting firm and takes actions as it deems necessary to satisfy itself that the auditors are independent of management. Our audit committee is also responsible for monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters. Our Board of Directors has determined that Mr. Gani and Mr. LaJoie are each an audit committee financial expert, as defined by the rules promulgated by the SEC, and has the requisite financial sophistication as defined under the applicable rules and regulations of Nasdaq. The audit committee met eight times in fiscal 2015.

Compensation committee — David Spreng, Corentin du Roy de Blicquy and Terry Kramer serve on our compensation committee. Mr. Kramer is chairperson of this committee. Our compensation committee assists our board of directors in meeting its responsibilities with regard to oversight and determination of executive compensation and assesses whether our compensation structure establishes appropriate incentives for officers and employees. Our compensation committee reviews and makes recommendations to our Board of Directors with respect to our major compensation plans, policies and programs. In addition, our compensation committee reviews and makes recommendations for approval by the independent members of our Board of Directors regarding the compensation for our executive officers, establishes and modifies the terms and conditions of employment of our executive officers, and administers our stock option plans. Our compensation committee will be primarily and ultimately responsible for determining the compensation program for our executive officers. The compensation committee met five times and took action by written consent two times in fiscal 2014.

Nominating and corporate governance committee — Ned Gilhuly, Terry Kramer and David Spreng serve on our nominating and corporate governance committee. Mr. Spreng is chairperson of this committee. Our nominating and corporate governance committee is responsible for making recommendations to our Board of Directors regarding candidates for directorships and the size and composition of the Board of Directors. In addition, our nominating and corporate governance committee is responsible for overseeing our corporate governance guidelines, and reporting and making recommendations to the Board of Directors concerning corporate governance matters. The nominating and corporate governance committee met one time in fiscal 2015.

ITEM 11.	EXECUTIVE COMPENSATION

FISCAL 2015 SUMMARY COMPENSATION TABLE

The following table summarizes compensation paid to our named executive officer during the fiscal years ended January 31, 2015 and 2014:

Name and Principal Position	Fiscal Year	Salary	Option Awards(1)	Non-Equity Incentive Plan Compensation	Total
Julien Signès	2015	$305,922	$240,232	$31,803	$577,957
President and Chief Executive Officer	2014	$285,204	$240,232	$95,757	$621,192

Erik E. Miller	2015	$205,848	$83,558	$17,978	$307,348
Chief Financial Officer	2014	205,834	83,558	54,132	343,524

Anne M. Lynch	2015	$202,679	$44,391	$14,550	$261,620
Vice President of Human Resources	2014	190,618	44,391	43,810	278,820

(1)	Represents the grant date fair value of awards granted to each named executive officer, computed in accordance with FASB ASC Topic 718 rather than amounts paid to or realized by the named individual. For a summary of the assumptions used in the valuation of awards, please see the Company’s Annual Report on Form 10K, footnote 7, Stock Option Plan. There can be no assurance that the value upon vesting or exercise will approximate the compensation expense we recognized.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following table provides information about the number of outstanding equity awards held by our named executive officers on January 31, 2015:

Name	Number of Securities Underlying Options (#) Exercisable(3)	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price($)	Option Expiration Date		Equity Incentive Plan Awards: Number of Shares, Units or Other Rights that Have Not Vested(#)(5)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Share, Units or Other Rights that Have Not Vested($)(2)
Julien Signès	50,000	—	$0.30	5/11/2019		119,884	167,838
	333,333	—	0.30	12/7/2020
	328,819	—	0.30	12/7/2020
	—	131,504	3.30	9/10/2023	(4)
	—	250,000	2.00	9/9/2024	(4)

Erik E. Miller	44,637	—	0.30	1/25/2020		59,942	83,919
	129,468	—	0.30	12/7/2020
	15,246	30,494	3.30	9/10/2023	(4)
		45,740	3.25	3/24/2024	(4)
		125,000	2.00	9/9/2024	(4)

Anne M. Lynch	45,053	—	0.30	1/25/2020		30,000	42,000
	21,875	28,125	2.15	10/8/2022
	8,100	16,200	3.30	9/10/2023	(4)
		24,299	3.25	3/24/2024	(4)
		80,000	2.00	9/9/2024	(4)

(1)	Unless otherwise stated, all option grants vest at the rate of 1/48th of the total number of shares subject to the option each month following the vesting commencement date, which is 10 years prior to the expiration date.
(2)	The market value is based on the closing price of our Common Stock on January 30, 2015, which was $1.40.
(3)	Option grants vest as to 1/8th of the total number of shares in the grant six months after the vesting commencement date and 1/48th of the total in the grant each month thereafter.
(4)	Option grants vest as to 1/4th of the shares on the first anniversary of the date of grant and the remaining in equal monthly installments over three years.
(5)	The awards vest in 12 equal installments over a period of five years beginning 12/08/2011, provided the employee continues his employment with the Company and Company’s Common Stock share price achieves a certain price threshold.

Fiscal 2015 Director Compensation

Our Compensation Committee reviews and makes recommendations to our Board concerning director compensation. Directors who are employees, such as Mr. Signès, are not compensated for their service on the Board.

Each member of our Board of Directors that is not an investor director (as discussed below) are entitled to the following cash compensation for service on our Board of Directors:

Description of Board Service	Cash Amount
General Board Services
Annual Retainer for Chairperson	$50,000
Annual Retainer	20,000
Meeting Fee	None
Committee Chair Services
Annual Cash Retainer
Audit Committee	$25,000
Compensation Committee	15,000
Nominating and Corporate Governance Committee	20,000
Meeting Fee (all committees)	None
Committee Member Services (Excluding Committee Chair)
Annual Cash Retainer
Audit Committee	$5,000
Compensation Committee	3,000
Nominating and Corporate Governance Committee	1,500
Meeting Fee (all committees)	None

Each “investor director” (who is a director who is affiliated with a stockholder of the Company who holds more than 1% of the outstanding shares) is not entitled to be paid any cash compensation for service on the Board or committees.

On the first business day following each regular annual stockholder meeting, each of our non-employee directors, including any investor director, who was not elected to our board of directors for the first time at that meeting and who has served on our Board of Directors for at least twelve months as of the date of the meeting will receive an annual equity award equal to $50,000 based on the fair market value or Black-Scholes value of our common stock on the date of grant. The annual awards will automatically be granted in the form of restricted stock units under the 2012 Stock Incentive Plan after the business day following the 2015 annual stockholder meeting. The grants will vest in full on the first anniversary of the date of grant, or immediately prior to the next regular annual stockholder meeting following the date of grant if the meeting occurs prior to the first anniversary date. Each award will become fully vested upon a change of control of the Company. The number of restricted stock units actually awarded will be determined by dividing the cash value of the grant by the closing price of a share of our common stock on the date of the grant.

Upon joining our Board of Directors, each independent director who was not previously an employee of the Company is automatically granted a nonstatutory option or restricted stock units to purchase a number of shares equal to the quotient of $100,000 based on the fair market value of the underlying shares on the date of grant.

Fiscal 2015 Director Compensation Table

The table below shows the compensation paid to each non-employee director for their service in fiscal 2015:

Name	Fees Paid in Cash ($)	Stock Awards ($)(1)(2)(3)	Total ($)
Kevin E. Dillon (4)	—	49,999	49,999
Corentin du Roy de Blicquy	—	49,999	49,999
Marcel Gani	45,000	49,999	94,999
Terry D. Kramer	86,500	49,999	136,499
R. David Spreng	—	49,999	49,999
Edward A. Gilhuly	—	49,999	49,999
Michael LaJoie (5)	—	—	—

(1)	Amounts listed in this column represent the aggregate grant date fair value of options granted on July 24, 2014 with a vesting period of one year determined in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 718 (ASC 718) for financial reporting purposes.
(2)	Other than Mr. LaJoie, each of our Directors were awarded 24,752 restricted stock units representing 24,752 shares of our Common Stock at no cost on July 24, 2014.
(3)	As of January 31, 2015, of the non-employee directors, Marcel Gani held 50,500 shares subject to options and 24,752 restricted stock units, Terry D Kramer held 40,000 shares subject to options and 24,752 restricted stock units, R. David Spreng held 10,500 shares subject to options and 24,752 restricted stock units, Edward A. Gilhuly held 24,752 restricted stock units, Corentin du Roy de Blicquy held 24,752 restricted stock units, and Mr. LaJoie held no shares.
(4)	Mr. Dillon resigned from the Board in February 2015.
(5)	Mr. LaJoie joined the Board in February 2015.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth required information for the Company’s equity compensation plans as of January 31, 2015:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	4,005,559	$1.64	1,409,021
Equity compensation plans not approved by security holders	—	—	—

Total	4,005,559	$1.64	1,409,021

(1)	Includes the 2012 Stock Incentive Plan (the “2012 Plan”), Amended and Restated 2010 Stock Incentive Plan (the “2010 Plan”) and 2000 Stock Option Plan (the “2000 Plan”). The 2012 Plan replaced the 2010 Plan, which had earlier replaced the 2000 Plan.

(2)	The number of shares under the 2012 Plan automatically increases on the first day of each fiscal year beginning in fiscal 2014 and ending in fiscal 2023, in an amount equal to the least of (i) 2,000,000 shares, (ii) 4% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year or (iii) another amount determined by our board of directors. In addition, up to 3,500,000 shares subject to outstanding awards under the 2000 Plan 2010 Plan that are subsequently forfeited or terminated for any reason before being exercised will be made available for issuance under the 2012 Plan.

AUDIT COMMITTEE REPORT

As part of fulfilling its responsibilities, the Audit Committee reviewed and discussed the Company’s audited financial statements for the fiscal year 2015 with management and BDO USA, LLP (“BDO USA”) and discussed with BDO USA those matters required by Auditing Standards No. 16, “Communication with Audit Committees,” as adopted by the Public Company Accounting Oversight Board (“PCAOB”). The Audit Committee received the written disclosures and the letter from BDO USA required by applicable requirements of the Public Company Accounting Oversight Board regarding BDO USA’s communications with the Audit Committee concerning independence, and has discussed with BDO USA its independence.

Based on these reviews and discussions with management and BDO USA, the Audit Committee recommended to the Board that the Company’s audited financial statements for the fiscal year ended January 31, 2015 be included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The Audit Committee Members

Marcel Gani (Chairman)

Michael LaJoie

David Spreng

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee was at any time during fiscal 2015 one of our officers or employees. None of our executive officers serves as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of May 1, 2015 about the number of shares of Common Stock beneficially owned by:

•	each person or group of persons known to us to be the beneficial owner of more than 5% of our Common Stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our directors and executive officers as a group.

Unless otherwise noted below, the address of each beneficial owner listed in the table is: c/o Envivio, Inc., 535 Mission Street, 27th Floor, San Francisco, California 94105.

We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of Common Stock that they beneficially own, subject to applicable community property laws.

Applicable percentage beneficial ownership data is based on 28,207,035 shares of our Common Stock outstanding as of May 1, 2015.

In computing the number of shares of Common Stock beneficially owned by a person and the percentage beneficial ownership of that person, we deemed outstanding shares subject to options, restricted stock units and warrants held by that person that are currently exercisable or exercisable within 60 days of May 1, 2015.

	Number of Shares Beneficially Owned(1)
	Shares	Percentage
Named Executive Officers and Directors
Julien Signes (2)	813,129	2.9%
Erik E. Miller (3)	209,909	*
Anne M. Lynch (4)	96,609	*
Michael LaJoie (5)	9,788	*
Corentin du Roy de Blicquy (6)	25,825	*
Marcel Gani (7)	70,825	*
Edward Gilhuly (8)	2,608,725	9.2%
Terry D. Kramer (9)	65,825	*
R. David Spreng (10)	3,345,645	11.9%
All Executive Officers and Directors as a group (9 persons) (11)	7,246,280	24.6%
5% Stockholders
Entities affiliated with Omnes Capital, S.A.S. (12)	2,133,352	7.6%
Entities affiliated with Crescendo Ventures (13)	3,314,820	11.8%
HarbourVest International Private Equity Partners V-Direct Fund L.P. (14)	3,639,939	12.9%
Sageview Capital Master, L.P. (15)	2,608,725	9.2%
Cannell Capital LLC (16)	1,870,097	6.6%

*	Less than 1%

(1)	Unless otherwise indicated, includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named person. Also includes options to purchase shares of Common Stock exercisable within 60 days of May 1, 2015. Unless otherwise noted, shares are owned of record and beneficially by the named person.
(2)	Includes 810,779 shares subject to options which are exercisable within 60 days of May 1, 2015.
(3)	Consists of shares subject to options which are exercisable within 60 days of May 1, 2015.
(4)	Consists of shares subject to options which are exercisable within 60 days of May 1, 2015.
(5)	Consists of shares subject to options which are exercisable within 60 days of May 1, 2015.
(6)	Excludes 3,639,939 shares held by HarbourVest International Private Equity Partners V-Direct Fund L.P. Mr. du Roy de Blicquy is an employee of HarbourVest Partners (U.K.) Limited, a subsidiary of HarbourVest Partners, LLC, the managing member of the general partner of the general partner of HarbourVest International Private Equity Partners V-Direct Fund L.P. Mr. du Roy de Blicquy does not have voting power or dispositive rights over shares held by HarbourVest International Private Equity Partners V-Direct Fund L.P. and disclaims beneficial ownership of the shares held by HarbourVest International Private Equity Partners V-Direct Fund L.P. Reference is hereby made to footnote 14.
(7)	Includes 50,500 shares subject to options which are exercisable within 60 days of May 1, 2015.
(8)	Consists of shares held by Sageview Capital Master, L.P. Reference is hereby made to footnote 15.
(9)	Includes 40,000 shares subject to options which are exercisable within 60 days of May 1, 2015.
(10)	Includes 10,500 shares subject to options which are exercisable within 60 days of May 1, 2015. Also includes 3,314,820 shares held by entities affiliated with Crescendo Ventures. Reference is made to footnote 13.
(11)	Includes an aggregate of 1,228,05 shares subject to options which are exercisable within 60 days of May 1, 2015.
(12)	Based on a Schedule 13G filed May 21, 2014, 1,808,543 shares are beneficially owned by FCPR CLV1 and 324,809 shares are beneficially owned by CLVC, S.A. Voting and dispositive power over the shares held by FCPR CLV 1 and CLVC, S.A. is exercised by Omnes Capital, S.A.S., their management company, in application of the decisions of the investment committees of FCPR CLV 1 and CLVC, S.A. The principal business address of Omnes Capital, FCPR CLV1 and CLVC, S.A. is 37-41, Rue du Rocher, 75008 Paris, France.
(13)	According to a Schedule 13G filed May 31, 2013, includes 437,604 shares held by Crescendo Holdings IV, LLC, 10,263 shares held by Crescendo IV Entrepreneur Fund A, L.P, 25,284 shares held by Crescendo IV Entrepreneur Fund, L.P. and 2,547,211 shares held by Crescendo IV, L.P. Crescendo Holdings IV, LLC is the Manager and General Partner of Crescendo IV Entrepreneur Fund A, L.P., Crescendo IV Entrepreneur Fund, L.P. and Crescendo IV, L.P. The amount also includes 106,656 shares held by Crescendo IV AG & Co., Beteilgungs KG and 187,802 shares held by Crescendo IV Coinvestment Fund, LLC. Crescendo German Investments IV, LLC is the Managing Partner of Crescendo IV AG & Co., Beteilgungs KG. R. David Spreng, a member of our Board of Directors is the Managing Member of Crescendo Ventures IV, LLC, Crescendo IV Coinvestment Fund LLC and Crescendo German Investments IV, LLC. The principal business address of Crescendo Ventures is 600 Hansen Way, Palo Alto, California 94304.
(14)

Based on a Schedule 13G filed February 13, 2013. 3,639,939 shares of Common Stock are beneficially owned by HarbourVest International Private Equity Partners V-Direct Fund L.P. Harbour Vest is the Managing Member of HIPEP V-Direct Associates LLC, which is the General Partner of HIPEP V-Direct Associates L.P., which is the General Partner of HarbourVest

International Private Equity Partners V-Direct Fund L.P. Each of HarbourVest, HIPEP V-Direct Associates LLC and HIPEP V-Direct Associates L.P. may be deemed to have a beneficial ownership interest in the shares held by HarbourVest International Private Equity Partners V-Direct Fund L.P. Voting and investment power over the securities owned directly by HarbourVest International Private Equity Partners V-Direct Fund L.P. is exercised by the Investment Committee of HarbourVest. Each of HarbourVest, HIPEP V-Direct Associates LLC, HIPEP V-Direct Associates L.P. and the members of the HarbourVest Investment Committee disclaim beneficial ownership of the shares held directly by HarbourVest International Private Equity Partners V-Direct Fund L.P. The principal business address of HarbourVest International Private Equity Partners V-Direct Fund L.P. is c/o HarbourVest Partners, LLC, One Financial Center, 44th Floor, Boston, Massachusetts 02111.
(15)	Based on Schedule 13G filed February 17, 2015, 2,582,900 shares are beneficially owned by Sageview Capital Master, L.P. (“Sageview Master”), a Cayman Islands exempted limited partnership formed in order to engage in the acquiring, holding and disposing of investments in various companies. A further 25,825 shares are owned by Sageview Capital L.P. Sageview Capital L.P. is the investment advisor to Sageview Master. Sageview Capital Partners (A), L.P., Sageview Capital Partners (B), L.P. and Sageview Partners (C) (Master), L.P. (collectively, the “Shareholders”) collectively hold of 100% of the limited partner interest in Sageview Master. Sageview Capital GenPar, Ltd. is a Cayman Islands exempted limited partnership formed to act as the general partner of Sageview Master and each of the Shareholders. Sageview Capital GenPar, L.P. is a Delaware limited partnership formed to be the sole owner of Sageview Capital GenPar, Ltd. Sageview Capital MGP, LLC, a Delaware limited liability company is the general partner of Sageview Capital GenPar, L.P. Edward Gilhuly, one of our directors, and Scott M. Stuart are managing members of Sageview Capital MGP, LLC, and may be deemed to beneficially own any shares that Sageview MGP may beneficially own or be deemed to own. Each such individual disclaims beneficial ownership of such shares. The principal business address of Sageview Master and the above named entities affiliated with Sageview Capital is 55 Railroad Avenue, 1st Floor, Greenwich, CT 06830.
(16)	Based on a Schedule 13D filed January 16, 2015 the shares are owned by Cannell Capital LLC, a Wyoming limited liability company. Mr. J. Carlo Cannell, as the managing member of Cannell Capital, may be deemed to beneficially own the shares. Cannell Capital, Mr. Cannell, Howard Marks and Charles M. Gillman, on January 16, 2015, entered into a solicitation agreement, pursuant to which they formed a group for the purpose of seeking changes to the corporate governance of the Company. The address of the principal office of each of Cannell Capital and J. Carlo Cannell is PO Box 3459, 150 East Hansen Avenue, Jackson, WY 83001-3459. The principal address of Howard Marks is 604 Arizona Avenue, Santa Monica, CA 90401. The principal address of Charles M. Gillman is 9330 South Lakewood Avenue, Tulsa, OK 74137.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transaction Policy

We have adopted a formal policy that our executive officers, directors, holders of more than 5% of any class of our voting securities, and any member of the immediate family of and any entity affiliated with any of the foregoing persons, are not permitted to enter into a related party transaction with us without the prior consent of our audit committee, or other independent members of our Board of Directors in the event it is inappropriate for our audit committee to review such transaction due to a conflict of interest. Any request for us to enter into a transaction with an executive officer, director, principal stockholder, or any of their immediate family members or affiliates, in which the amount involved exceeds $120,000 must first be presented to our audit committee for review, consideration and approval. In approving or rejecting any such proposal, our audit committee is to consider the relevant facts and circumstances available and deemed relevant to our audit committee, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction.

Director Independence

Our Board of Directors is currently composed of seven members, all of whom are independent, except for Julien Signès.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Incurred with Respect to Independent Registered Public Accounting Firm

The Audit Committee’s policy is to evaluate and determine that the services provided by BDO USA, LLP and its international member firms and affiliates (collectively, “BDO”) in each year are compatible with the auditor’s independence. The following table shows fees billed for each of fiscal year 2015 and fiscal year 2014 for professional services rendered by BDO for the audit of our financial statements and other services.

	Fiscal Year Ended January 31, 2015	Fiscal Year Ended January 31, 2014
Audit Fees (1)	$548,989	$569,000
Audit Related Fees (2)	—	$10,000
Tax Fees	$46,487	$8,000

Total	$595,476	$587,000

(1)	Audit fees are fees for the audit of the Company’s annual financial statements. Audit fees also include fees for the review of financial statements included in the Company’s quarterly reports on Form 10-Q, foreign statutory audits and out-of-pocket expenses.
(2)	In fiscal year 2014, audit-related fees were comprised of fees for assurance and related services that are reasonably related to the performance of the audit or review of Company’s financial statements including consultations concerning proposed transactions.

Audit Committee Pre-Approval Procedures

With respect to independent auditor services and fees, it is our practice to provide pre-approval of audit, audit-related, tax and other specified services on an annual basis. Unless a type of service to be provided by the independent registered public accounting firm has received general pre-approval, we seek specific pre-approval by the Audit Committee. Other specified services are generally pre-approved only when the amount of such services is expected to be different than the prior year or normal fees. Proposed services anticipated to exceed pre-approved cost levels are discussed with the Audit Committee. It is our practice that the Audit Committee Chairman has pre-approval authority with respect to permitted services. The Chairman of the Audit Committee reports any pre-approval decisions to our Audit Committee at its next scheduled meeting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) Exhibits

The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedules are incorporated by reference into this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of San Francisco, State of California, on the 29th day of May 2015.

ENVIVIO, INC.

By:	/s/ Erik E. Miller
Erik E. Miller
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 29, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Julien Signès Julien Signès	President, Chief Executive Officer and Director (Principal Executive Officer)	May 29, 2015

/s/ Erik E. Miller Erik E. Miller	Chief Financial Officer (Principal Financial and Accounting Officer)	May 29, 2015

* Terry Kramer	Chairman of the Board	May 29, 2015

* Michael L. LaJoie	Director	May 29, 2015

* Marcel Gani	Director	May 29, 2015

* Edward Gilhuly	Director	May 29, 2015

* Corentin du Roy de Blicquy	Director	May 29, 2015

* R. David Spreng	Director	May 29, 2015

*By:	/s/ Julien Signès
Julien Signès
Attorney-in-fact

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by reference from form	Incorporated by reference from exhibit number	Date Filed

3.1(a)	Restated Certificate of Incorporation of the Registrant	S-1	3.1(b)	6/22/2011

3.1(b)	Amended and Restated Bylaws of the Registrant	S-1	3.2(b)	6/3/2011

4.1	Form of Common Stock Certificate	S-1	4.1	6/22/2011

4.2	Amended and Restated Investors Rights Agreement between the Registrant and certain investors, as amended	S-1	4.2	4/5/2012

10.1	Form of Indemnification Agreement between the Registrant and its officers and directors	S-1	10.1	6/14/2011

10.2#	2000 Stock Option Plan and form of agreements thereunder	S-1	10.2	4/15/2011

10.3#	Amended and Restated 2010 Stock Incentive Plan and form of agreements thereunder	S-1	10.3	5/17/2011

10.4#	Amended and Restated 2012 Stock Incentive Plan and form of agreements thereunder	S-1	10.4	4/24/2012

10.5	Lease between the Registrant and Kashiwa Fudosan America, Inc., as amended	S-1	10.5	4/15/2011

10.6#	Executive Employment Agreement between the Registrant and Julien Signès	S-1	10.6	5/17/2011

10.7#	Offer Letter between the Registrant and Erik E. Miller	S-1	10.7	5/17/2011

10.8#	Offer Letter between the Registrant and Anne M. Lynch	S-1	10.9	5/17/2011

10.9#	Change of Control Severance Agreement between the Registrant and Julien Signès	S-1	10.10	5/17/2011

10.10#	Change of Control Severance Agreement between the Registrant and Erik E. Miller	S-1	10.12	5/17/2011

10.11#	Change of Control Severance Agreement between the Registrant and Anne M. Lynch	S-1	10.14	5/17/2011

10.12#	Amendment of Executive Employment Agreement for Compliance with Section 409A between the Registrant and Julien Signès	S-1	10.15	5/17/2011

10.13#	Amendment of Offer Letter for Compliance with Section 409A between the Registrant and Erik E. Miller	S-1	10.16	5/17/2011

10.14#	Amendment of Offer Letter for Compliance with Section 409A between the Registrant and Anne M. Lynch	S-1	10.18	5/17/2011

10.15#	Restricted Stock Unit Agreement between the Registrant and Anne M. Lynch, dated April 13, 2011	S-1	10.23	6/3/2011

10.16	Standard Manufacturing Agreement between the Registrant and FutureQuest Incorporated	S-1	10.24	6/3/2011

10.17#	Restricted Stock Unit Agreement between the Registrant and Julien Signès, dated January 1, 2012	S-1	10.26	4/5/2012

10.18#	Restricted Stock Unit Agreement between the Registrant and Erik E. Miller, dated January 1, 2012	S-1	10.26	4/5/2012

10.19	Warrants to Purchase Shares of Preferred Stock dated May 30, 2008 between the Registrant and entities affiliated with Venture Lending & Leasing	S-1	10.29	4/24/2012

10.20	San Francisco office lease agreement between BXP MISSION 535 LLC and Envivio, Inc.	10-Q	10.1	12/10/2014

10.21	Irrevocable standby letter of credit between BXP MISSION 535 LLC and Envivio, Inc.	10-Q	10.2	12/10/2014

10.22#	Offer Letter between Michael LaJoie and Envivio, Inc., dated February 24, 2015.	8-K	10.1	2/26/2015

21.1	List of Subsidiaries	S-1	21.1	4/15/2011

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm	Previously Filed

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1++	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Previously Filed

101.INS	XBRL Instance Document	Previously Filed

101.SCH	XBRL Taxonomy Extension Schema Document	Previously Filed

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Previously Filed

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Previously Filed

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Previously Filed

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Previously Filed

#	Indicates management contract or compensatory plan or arrangement.
++	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act.