Form 10-Q
period 2015-04-30
ENVIVIO INC
filed 2015-06-11
CIK 1174266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 30, 2015

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

San Francisco, CA 94105

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

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding on June 1, 2015 was 27,720,941.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENVIVIO, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(UNAUDITED)

	April 30, 2015	January 31, 2015
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$32,756	$37,790
Accounts receivable, net of allowance for doubtful accounts	8,799	8,780
Inventory	153	171
Prepaid expenses and other assets	4,082	3,655
Deferred inventory costs	125	86

Total current assets	45,915	50,482
Property and equipment, net	4,248	3,590
Restricted cash	329	329
Other non-current assets	176	202

Total assets	$50,668	$54,603

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,110	$5,480
Accrued compensation	4,629	5,070
Accrued liabilities	2,125	3,296
Deferred revenue, current	5,436	5,999

Total current liabilities	16,300	19,845
Deferred revenue, net of current portion	858	711
Other non-current liabilities	1,359	1,562
Deferred rent	736	498

Total liabilities	19,253	22,616

Stockholders’ equity:
Preferred stock	—	—
Common stock	28	28
Additional paid-in capital	156,885	156,604
Accumulated other comprehensive loss	(1,133)	(1,079)
Accumulated deficit	(124,365)	(123,566)

Total stockholders’ equity	31,415	31,987

Total liabilities and stockholders’ equity	$50,668	$54,603

See notes to condensed consolidated financial statements.

ENVIVIO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(UNAUDITED)

	Three Months Ended April 30,
	(in thousands, except for share and per share amounts)
	2015	2014
Revenue:
Product	$6,719	$6,111
Professional services and support	2,794	2,303

Total revenue	9,513	8,414

Cost of revenue:
Product	1,693	2,051
Professional services and support	579	643

Total cost of revenue	2,272	2,694

Gross profit	7,241	5,720

Operating expenses:
Research and development	1,904	2,500
Sales and marketing	3,938	5,068
General and administrative	2,245	2,680

Total operating expenses	8,087	10,248

Loss from operations	(846)	(4,528)
Interest income, net	6	2
Other expense, net	(79)	(32)

Loss before benefit for income taxes	(919)	(4,558)
Income tax benefit	(120)	(28)

Net loss	$(799)	$(4,530)

Net loss per share of common stock, basic and diluted	$(0.03)	$(0.17)
Shares used in computing net loss per share of common stock, basic and diluted	27,716,948	27,141,757

See notes to condensed consolidated financial statements.

ENVIVIO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(UNAUDITED)

	Three Months Ended April 30,
	(in thousands)
	2015	2014
Net loss	$(799)	$(4,530)
Other comprehensive loss:
Foreign currency translation adjustment	(54)	(64)

Other comprehensive loss:	(54)	(64)

Total comprehensive loss	$(853)	$(4,594)

See notes to condensed consolidated financial statements.

ENVIVIO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(UNAUDITED)

	Three Months Ended April 30,
	2015	2014
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(799)	$(4,530)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	574	656
Stock-based compensation	280	613
Bad debt expense	—	14
Loss on disposal of fixed assets	21	(10)
Changes in operating assets and liabilities:
Accounts receivable	(19)	1,599
Inventory	18	(19)
Prepaid expenses and other current assets	(426)	(873)
Deferred inventory costs	(39)	6
Other non-current assets	25	(27)
Accounts payable, accrued liabilities and accrued compensation	(3,686)	665
Deferred revenue	(415)	(787)
Other non-current liabilities and deferred rent	67	152

Net cash used in operating activities	(4,399)	(2,541)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(549)	(830)

Net cash used in investing activities	(549)	(830)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options exercised	2	62
Repayment of French governmental research grant	(34)	(66)

Net cash used in financing activities	(32)	(4)

Effect of exchange rate changes on cash and cash equivalents	(54)	(64)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,034)	(3,439)
CASH AND CASH EQUIVALENTS - Beginning of period	37,790	47,873

CASH AND CASH EQUIVALENTS - End of period	$32,756	$44,434

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$1	$—

Taxes paid	$13	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures not paid in quarter	$704	$—

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

Basis of Presentation

The Company’s unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in financial statements in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The January 31, 2015 condensed consolidated balance sheet was derived from audited financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K which was filed with the Securities and Exchange Commission on April 23, 2015 (“2015 Form 10-K”). The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending January 31, 2016, or any other future period.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, allowances for doubtful accounts, valuation of deferred inventory costs, useful lives of property and equipment, valuation of deferred tax assets, valuation of equity and liability instruments, the French government research tax credit and stock-based compensation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments of the carrying values of assets and liabilities. Actual results could differ materially from these estimates.

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 1 of its audited consolidated financial statements included in its 2015 Form 10-K. There have been no material changes to these significant accounting policies during the three months ended April 30, 2015.

Recent Accounting Pronouncements

In April, 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This guidance raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The guidance became effective for the Company beginning in the first quarter of the fiscal year ended January 31, 2016. The adoption of ASU 2014-08 did not have a material impact on its financial position, results of operations or cash flows.

In May 2014, he FASB issued ASU 2014-09 regarding the Accounting Standards Codification (“ASC”) Topic 606 “Revenue from Contracts with Customers.” This ASU provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU will be effective for the Company’s fiscal year beginning February 1, 2017. Early adoption is not permitted. In April 2015, the FASB announced a proposal to defer the effective date by one year, with early adoption on the original effective date permitted. The Company has not yet selected a transition method and it is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

On November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (Topic 815) — Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity.” ASU 2014-16 was issued to clarify how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risk of a host contract in a hybrid financial instrument that is issued in the form of a share. In addition, ASU 2014-16 was issued to clarify that in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (that is, the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weight those terms and features. ASU 2014-16 is effective with fiscal years beginning after December 15, 2015. Early adoption in an interim period is permitted. The Company does not expect the adoption of ASU 2014-16 to have a material impact on its financial position, results of operations or cash flows.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810) — Amendments to the Consolidation Analysis,” intended to improve targeted areas of consolidation guidance for all entities. ASU 2015-02 is effective with fiscal years beginning after December 15, 2015. Early adoption in an interim period is permitted. The Company is currently evaluating the impact of the adoption of ASU 2015-02 on its consolidated financial statements.

In April, 2015, the FASB issued ASU 2015-05, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”. ASU 2015-05 amends ASC 350-40 to provide customers with guidance on whether a cloud computing arrangement contains a software license to be accounted for as internal-use software. ASU No. 2015-05 is effective in the fiscal year beginning after December 15, 2015. Early adoption in an interim period is permitted. The Company does not expect the adoption of ASU 2015-05 to have a material impact on its financial position, results of operations or cash flows.

2. Balance Sheet Items

Accounts receivable, net of allowance for doubtful accounts, consists of the following (in thousands):

	April 30, 2015	January 31, 2015
Accounts receivable
Accounts receivable, gross	$10,838	$10,819
Allowance for doubtful accounts	(2,039)	(2,039)

Accounts receivable, net	$8,799	$8,780

Prepaid expenses and other current assets are comprised of the following (in thousands):

	April 30, 2015	January 31, 2015
Foreign tax credits refundable	$2,620	$2,190
Prepaid expenses	1,462	1,465

Prepaid expenses and other current assets	$4,082	$3,655

Property and equipment, net, consist of the following (in thousands):

	April 30, 2015	January 31, 2015
Computer and equipment	$9,256	$10,452
Software	1,231	1,435
Furniture and fixtures	1,774	1,881
Leasehold improvements	949	263
Less: accumulated depreciation and amortization	(8,962)	(10,441)

Property and equipment, net	$4,248	$3,590

Total depreciation and amortization expense was $574,000 and $656,000 during the three months ended April 30, 2015 and 2014, respectively. During the three months ended April 30, 2015, we disposed of fully depreciated assets with an original cost of $1.5 million.

3. Fair Value of Financial Instruments

The fair value of the Company’s financial assets measured on a recurring basis is as follows (in thousands):

	April 30, 2015				January 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (included in cash and cash equivalents)	$30,467	$—	$—	$30,467	$34,152	$—	$—	$34,152

4. Line of Credit and Other Non-Current Liabilities

The Company did not have any debt outstanding as of April 30, 2015 and January 31, 2015.

Line of Credit

In November 2010, the Company entered into a revolving line of credit with a commercial lender that allowed for draws of up to $5.0 million for general corporate purposes. Amounts borrowed were to be repaid prior to the maturity date in November 2012.

On July 31, 2012, the Company amended its revolving line of credit agreement with a commercial lender to increase the amount available from up to $5.0 million to $10.0 million for general corporate purposes and extend the maturity date to July 2014. Under the terms of this amendment, interest accrues at a floating per annum rate equal to the greater of either (x) the prime rate plus 0.75% or (y) 4.00% and the Company is required to pay commitment fees of $25,000 per year. The Company did not draw down any outstanding amount on this line of credit and the line of credit expired in July 2014 and has not been renewed.

In October 2014, the Company entered into an irrevocable standby letter of credit relating to the new San Francisco office lease. The standby letter of credit protects the lessor by ensuring the full and faithful performance by the Company of all its obligations and for all losses and damages the lessor may suffer as a result of any breach or default by the Company under the lease. The letter of credit is for $329,000, payable in the City of San Francisco, California and provides for a right to transfer the letter of credit to another party, person or entity as well as requires the Company to replenish any amounts drawn down by the lessor pursuant to its rights under the lease agreement. The letter of credit is secured by a $329,000 deposit, which is classified as restricted cash on the balance sheet as of April 30, 2015 and January 31, 2015.

Other Non-current Liabilities

The Company receives repayable research grants from regional French governmental agencies to fund research and development activities. The French governmental research grants payable included in accrued liabilites were $91,000 and $125,000 as of April 30, 2015 and January 31, 2015, respectively. Long-term tax liabilities, included in other non-current liabilities, were $1.4 million and $1.5 million as of April 30, 2015 and January 31, 2015.

5. Commitments and Contingencies

Operating Leases

The Company leases facilities under operating leases expiring at various dates through 2023. As of April 30, 2015, future minimum payments under the Company’s non-cancellable leases are as follows (in thousands):

Year ending January 31,	Future Lease payments
2016 (remaining nine months)	$802
2017	995
2018	948
2019	895
2020	841
Thereafter	1,873

Total	$6,354

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

Rental expense totaled $215,000 and $291,000 during the three months ended April 30, 2015 and 2014, respectively.

Litigation Matters

On October 5, 2012 a complaint captioned Wiley v. Envivio, Inc., et al. CIV-517185 was filed in the Superior Court of California, County of San Mateo, naming as defendants the Company, each of its directors, its chief executive officer, its chief financial officer, and certain underwriters of its IPO. The lawsuit purports to be a class action on behalf of purchasers of shares issued in the IPO and generally alleges that the registration statement for the IPO contained materially false or misleading statements. The complaint purports to assert claims under the Securities Act of 1933, as amended, and seeks unspecified damages and other relief. On October 19, 2012 a similar complaint captioned Toth v. Envivio, Inc. et al. CIV-517481 was filed in the same court. On November 2, 2012 defendants removed the cases to the United States District Court for the Northern District of California where they were assigned case numbers 12-cv-05637-CRB and 12-cv- 05636-CW. A similar complaint was filed in the United States District Court for the Northern District of California on December 20, 2012 entitled Thomas v. Envivio, Inc., et al. C 12-06464. The Wiley and Toth actions were subsequently remanded to the San Mateo Superior Court, where they are now pending, and the Thomas case was voluntarily dismissed without prejudice. On February 28, 2014, a complaint was filed in the United States District Court for the Northern District of California entitled Gary Silverberg v. Envivio, Inc. et al., Civil No. 14-cv-00933-PJH. The complaint purports to be on behalf of a class of purchasers of the Company’s securities between April 25, 2012 and September 7, 2012. It names as defendants the Company and the Company’s chief executive officer and chief financial officer, and seeks unspecified damages and other relief for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On June 25, 2014, the Silverberg case was voluntarily dismissed without prejudice. In November 2014, the Company and the named defendants reached an agreement in principle to settle the above-described actions without any admission of any wrongdoing by the Company or any of the named defendants. The parties subsequently entered into a formal settlement agreement, which must be approved by the court before becoming final. The agreement required the Company to contribute approximately $1.0 million toward the settlement. On March 16, 2015, the Company funded into an escrow account its portion of the settlement of approximately $1.0 million, and the remaining settlement payment will be covered by the Company’s director and officer insurance providers. The settlement payment will be released from escrow subject to and upon final court approval of the settlement.

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

6. Stockholders’ Equity

Common Stock

Shares of common stock authorized, issued and outstanding, as of April 24, 2015 and January 31, 2015 consist of the following:

	April 30, 2015		January 31, 2015
	Authorized	Issued and Outstanding	Authorized	Issued and Outstanding
Common stock	100,000,000	27,720,097	100,000,000	27,714,092

Shares of common stock reserved for issuance on an as-if converted basis are as follows as of April 30, 2015 and January 31, 2015:

	April 30, 2015	January 31, 2015
Exercise and vesting of stock-based awards	4,048,456	3,929,199
Available for option grants	2,474,070	1,409,021
Exercise of common stock warrants	36,000	36,000

Total shares of common stock reserved for issuance	6,558,526	5,374,220

Common Stock Warrants

Immediately prior to the closing of the IPO on April 24, 2012, an outstanding warrant to purchase 36,000 shares of convertible preferred stock was converted into a warrant to purchase 36,000 shares of common stock on a one-to-one basis. Upon the conversion of the underlying convertible preferred stock, the Company remeasured the related warrant liability to fair value with the remaining amounts being reclassified to additional paid-in capital. Common stock warrants have an exercise price of $12.50 per share and expire in June 2015.

7. Stock Option Plan

Stock Option Plans

The Company adopted its stock option plan in 2000 (the “2000 Plan”). Under the 2000 Plan, as amended, the Company was able to grant options to purchase up to 1,181,689 shares of common stock to certain employees, directors and consultants. Under the terms of the 2000 Plan, the Company may grant incentive stock options (“ISO”), non-statutory stock options (“NSO”), common stock purchase agreements (“CSPA”) and stock purchase rights (“SPR”). Such awards are exercisable at prices generally equal to the fair value of the Company’s common stock at the date of grant, as determined by the board of directors. Awards granted under the 2000 Plan generally vest over four years with a six-month cliff period and may be exercised for a period of up to ten years. Vested options generally expire 30 days after termination of employment. In December 2010, the board of directors approved a decrease in the number of shares of common stock reserved for issuance under the 2000 Plan to 644,366 shares. No shares were available for future grant under the 2000 Plan due to the adoption of the 2010 stock incentive plan described below.

The Company adopted the 2010 stock incentive plan (the “2010 Plan”) in June 2010. The 2010 Plan provides that only employees are eligible for the grant of ISOs and that employees, consultants and outside directors are eligible for the grant of NSOs. The 2010 Plan also allows for the grant of SPRs and restricted stock units (“RSU”). Awards granted under the 2010 Plan also generally vest over four years with a six-month cliff period and may be exercised for a period of up to ten years. Vested options generally expire three months after termination of employment. No shares were available for future grant under the 2010 Plan due to the adoption of the 2012 stock incentive plan as more fully described below.

The Company adopted the 2012 stock incentive plan (the “2012 Plan”) in June 2011, as amended in April 2012. The 2012 Plan provides that only employees are eligible for the grant of ISOs and that employees, consultants and outside directors are eligible for the grant of NSOs. The 2012 Plan also allows for the grant of SPRs, RSUs and other types of equity awards. Awards granted under the 2012 Plan also generally vest over four years with a twelve-month cliff period and may be exercised for a period of up to ten years. In general, the vesting of awards granted under the 2012 Plan accelerates as to 25% of the then remaining unvested portion of the awards upon a change in control of the Company. Vested options generally expire three months after termination of employment. Shares of common stock reserved for issuance under the 2012 Plan consist of 2,474,070 and 1,409,021 shares as of April 30, 2015 and January 31, 2015, respectively. In addition, up to 1,750,614 shares subject to outstanding awards under the 2000 Plan or 2010 Plan that are subsequently forfeited or terminated for any reason before being exercised will be made available for issuance under the 2012 Plan. The number of shares that have been authorized for issuance under the 2012 Plan will be automatically increased on the first day of each fiscal year beginning in fiscal 2014 and ending in fiscal 2023, in an amount equal to the least of (i) 2,000,000 shares, (ii) 4% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, or (iii) another amount determined by the Company’s board of directors.

At the beginning of fiscal 2016, the board of directors ratified an automatic annual increase in the number of shares authorized for issuance under the 2012 Plan based on 4% of the outstanding shares of the Company’s common stock on the last day of fiscal year 2015, or 1,190,311 shares. These shares were registered under the Securities Act of 1933 on Securities and Exchange Commission Form S-8 filed on April 23, 2015.

The following table summarizes the stock-based award activity for the 2000 Plan, 2010 Plan and the 2012 Plan during the three months ended April 30, 2015:

	Shares Available For Grant	Stock Options and SPRs Outstanding	Weighted- Average Exercise Price	Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
January 31, 2015	1,409,021	3,586,791	$1.89	7.2	$1,565
Additional options authorized	1,190,311	—	—
Options granted	(194,207)	194,207	1.37
Options expired and forfeited	25,104	(25,104)	2.48
RSUs expired	43,841	—
SPRs exercised	—	(3,005)	0.30
Options exercised	—	(2,000)	0.30

April 30, 2015	2,474,070	3,750,889	1.86	7.1	$2,371

Vested and expected to vest - April 30, 2015		3,597,524	1.85	7.1	$2,358

Vested - April 30, 2015		2,214,876	1.58	5.9	$2,253

Stock Purchase Rights and Common Stock Purchase Agreements

The Company grants SPRs to its French employees and in limited past instances, CSPAs to service providers in the U.S. The SPRs and CSPAs provide the holder with a note equal to the aggregate exercise price of the related options, therefore, allowing the holder to legally exercise the related options at the time of issuance in consideration of the notes. Generally, the SPRs and CSPAs are subject to a vesting period of four years with the Company retaining the right to repurchase unvested shares at the aggregate exercise price of the underlying options. In the event that a holder’s status as an employee ceases for any reason, the notes and the related options are cancelled. As of April 30, 2015, there were 389,474 shares subject to repurchase under the provisions of the SPRs and 97,464 shares were subject to repurchase under the provisions of the CSPAs.

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

Restricted Stock Units

The Company grants RSUs to employees, executives and directors of the Company. As of April 30, 2015 the Company had 297,567 RSUs outstanding.

Of the total RSUs outstanding, 171,807 are subject to service, market and performance-based vesting terms that include the requirement that the Company’s stock price exceed specified milestones relative to the Company’s stock price following the initial public offering and, in some cases, are subject to acceleration under certain circumstances, including a change in control. The Company uses a modified binary option pricing model (European call option) to establish the expected value of these RSUs.

During the three months ended April 30, 2015, the Company recorded $8,000 of stock-based compensation related to RSUs with service, market and performance-based vesting. During the three months ended April 30, 2015, the Company recorded $39,000 of stock-based compensation related to RSUs with only service-based vesting.

A summary of the Company’s RSU activity for the three months ended April 30, 2015 is presented below:

	RSUs Outstanding	Weighted Average Grant Date Fair Value
January 31, 2015	342,408	$5.97
Released	(1,000)	1.45
Forfeited	(43,841)	6.11

April 30, 2015	297,567	$6.45

Stock-based Compensation

Total stock-based compensation expense during the three months ended April 30, 2015 and 2014 are recognized in the consolidated statements of operations as follows (in thousands):

	Three Months Ended April 30,
	2015	2014
Cost of revenue	$10	$7
Research and development	10	35
Sales and marketing	49	82
General and administrative	211	489

Total stock-based compensation	$280	$613

The weighted average assumptions used to estimate the fair value of the Company’s employee stock options at the grant dates during the three months ended April 30, 2015 and 2014 were as follows:

	Three Months Ended April 30,
	2015	2014
Expected term (in years)	6.25	6.25
Volatility	75%	71%
Risk-free interest rate	1.75%	2.00%
Expected dividend	0%	0%

As of April 30, 2015, total compensation cost not yet recognized for unvested stock option grants and unvested stock awards were $1.6 million and $71,000 respectively, which are expected to be recognized over the following 3.0 years and 0.8 years based on the weighted average vesting term, respectively.

8. Net Loss per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share during the three months ended April 30, 2015 and 2014 (in thousands, except for share and per share amounts):

	Three Months ended April 30,
	2015	2014
Numerator:
Net loss	$(799)	$(4,530)
Denominator:
Shares used in computing net loss per share attributable to common stockholders, basic and diluted	27,716,948	27,141,757

Net loss per share attributable to common stockholders, basic and diluted	$(0.03)	$(0.17)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	Three Months Ended April 30,
	2015	2014
Stock options to purchase common stock	3,263,951	3,061,528
Shares purchased with notes (SPRs and CSPAs)	486,938	489,943
Common stock warrants	36,000	36,000
Restricted stock units	297,567	357,026

Total	4,084,456	3,944,497

9. Income Taxes

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company records liabilities for income tax contingencies based on our best estimate of the underlying exposures. The Company remains open for audit by the United States Internal Revenue Service and state tax authorities since inception. The Company remains open for audit by the French tax authorities for the years 2007 through 2009 and 2013 through 2015. Most other foreign jurisdictions have statute of limitations that range from three to six years. The Company is not currently under examination by income tax authorities in federal, state or other foreign jurisdictions.

The Company’s effective tax rate is a blended rate resulting from the composition of taxable income in the various global jurisdictions in which it conducts business. The Company records a full valuation allowance against its deferred tax assets in the jurisdictions where there is insufficient certainty surrounding the realization of deferred tax assets through future taxable income. For the three months ended April 30, 2015 and 2014, the Company recorded an income tax benefit of $120,000 and $28,000, respectively. The income tax benefit for the three months ended April 30, 2015 is primarily the result of the release during the first quarter of fiscal 2016 of a $277,000 reserve for an uncertain tax position related to the Company’s France entity due to the lapse in statute of limitations for the tax year 2012, partially offset by various foreign and state and local income taxes. The income tax benefit for the three months ended April 30, 2014 was comprised of the release during the first quarter of fiscal 2015 of a $165,000 reserve for an uncertain tax position related to the Company’s France entity due to the lapse in statute of limitations for the tax year 2011, partially offset by various foreign and state and local income taxes.

In compliance with applicable guidance for accounting for uncertainty in income taxes, the company had gross unrecognized tax benefits, which included provisions for estimated interest and penalties, of approximately $1.5 million as of April 30, 2015, and approximately $1.4 million as of April 30, 2014. If all of the April 30, 2015 unrecognized tax benefits were recognized, $1.3 million would impact the provision for income taxes, with the remainder resulting in adjustments to other tax accounts, primarily deferred taxes. The Company believes that it is reasonably possible that approximately $324,000 of its currently remaining unrecognized tax benefits may be recognized within the 12 months beginning April 30, 2015, as a result of a lapse of the statute of limitations.

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

The Company’s revenue by geographic region, based on the location at which each sale originates, is summarized as follows (in thousands):

	Three Months Ended April 30,
	2015	2014
Americas	$5,744	$2,966
Asia Pacific	1,897	2,415
EMEA	1,872	3,033

Total	$9,513	$8,414

Included within the Americas total in the above table is revenue from sales originating in the U.S. of $5.6 million and $2.6 million during the three months ended April 30, 2015 and 2014, respectively. No other country accounted for more than 10% of the Company’s total revenue.

The Company’s property and equipment, net, by geographic region is summarized as follows (in thousands):

	April 30, 2015	January 31, 2015
Americas	$2,748	$2,021
France	1,488	1,557
United Kingdom	3	4
Asia Pacific	9	8

Total	$4,248	$3,590

All assets included within the Americas region in the above table are in the United States.

Customers representing 10% or greater of total revenue for the periods presented were as follows (in percentages):

	Three Months Ended April 30,
	2015	2014
Comcast Cable	45%	29%
Time Warner Cable	12%	*
Huawei Technologies	*	10%

*	Less than 10%

Customers representing 10% or greater of total accounts receivable, gross for the periods presented were as follows (in percentages):

	April 30, 2015	January 31, 2015
Comcast Cable	35%	19%

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

Factors Affecting Our Results of Operations

The following are key factors that impact our results of operations:

Consumer Demand and Infrastructure Capacity

Most of our products are installed into networks operated by telecommunications, cable, satellite and OTT providers to deliver high-quality video to consumers. The demand for our products is significantly impacted by the end consumer of video services and the demands these end consumers place on service providers and content providers to deliver high-quality video across disparate networks and to multiple devices. As this consumer demand increases, service providers respond by expanding or enhancing their infrastructure and equipment to address these needs. As the infrastructure capacity increases, high-quality video can be made available to more consumers over broadband and wireless IP networks, which we believe will also increase the number of global broadband users.

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

Components of Revenue, Cost of Revenue and Operating Expenses

Revenue

Our revenue is derived primarily from the sale of our IP video processing and distribution solutions, which consists of both hardware and software or software only solutions. Our proprietary software is an essential component in the products we sell and provides a key differentiator between us and our competitors. Our hardware generally consists of industry-standard components, which are readily available from third-party providers. To a lesser extent, we derive revenue from professional services as well as support and maintenance of our products. Our maintenance contracts may include future software upgrades on a when-and-if-available basis, depending on the level of maintenance purchased. Our support contracts typically include telephone and email access to technical support personnel. When we sell an enhanced support offering we provide our customers with rights to software upgrades as well as maintenance releases and patches released during the term of the support period.

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

Critical Accounting Policies, Judgments and Estimates

There have been no material changes to our critical accounting policies, judgments and estimates during the three months ended April 30, 2015 from those disclosed in our fiscal year 2015 Form 10-K.

Three Months Ended April 30, 2015 Compared to the Three Months Ended April 30, 2014

The following table presents our historical operating results and the changes in these results in dollars (in thousands) and as a percentage for the periods presented:

	Three Months Ended April 30,		$ Change	% Change
	2015	2014
Revenue:
Product	$6,719	$6,111	608	10%
Professional services and support	2,794	2,303	491	21%

Total revenue	9,513	8,414	1,099	13%

Cost of revenue:
Product	1,693	2,051	(358)	-17%
Professional services and support	579	643	(64)	-10%

Total cost of revenue	2,272	2,694	(422)	-16%

Gross profit	7,241	5,720	1,521	27%

Gross profit%	76%	68%		8%
Operating expenses:
Research and development	1,904	2,500	(596)	-24%
Sales and marketing	3,938	5,068	(1,130)	-22%
General and administrative	2,245	2,680	(435)	-16%

Total operating expenses	8,087	10,248	(2,161)	-21%

Loss from operations	(846)	(4,528)	3,682	-81%
Interest income, net	6	2	4	200%
Other expense, net	(79)	(32)	(47)	147%

Loss before benefit for income taxes	(919)	(4,558)	3,639	-80%
Income tax benefit	(120)	(28)	(92)	329%

Net loss	(799)	(4,530)	3,731	-82%

Revenue

Our total revenue increased by $1.1 million, or 13%, to $9.5 million during the three months ended April 30, 2015 from $8.4 million during the three months ended April 30, 2014. Product revenue slightly increased by $608,000 primarily due to increased sales in North America, driven by large orders from our existing tier 1 service providers, partially offset by decreased sales in our other regions. We also attribute this increase to improvements in sales execution in the Americas as well as growing domestic market acceptance and demand of software-based solutions for multiscreen video processing compared to the same prior year period. Our professional services and support revenue increased primarily due to stronger sales of professional services and support and the completion of more professional service projects compared to the same prior year period.

Cost of Revenue and Gross Profit

Our gross margin percentage increased from 68% during the three months ended April 30, 2014 to 76% during the three months ended April 30, 2015. Our product gross margin percentage increased from 66% to 75%, which was primarily due to more sales of our higher margin software-only products during the three months ended April 30, 2015. Our gross margin on professional services and support increased from 72% to 79% primarily due to stronger sales of professional services and support and completion of more professional service projects, while professional services and support cost of revenue decreased primarily due to cost reductions relating to consultants and compensation related expenses.

Operating Expenses

Our operating expenses decreased by $2.2 million, or 21%, to $8.1 million during the three months ended April 30, 2015 from $10.2 million during the three months ended April 30, 2014.

Research and Development Expenses

Research and development expenses decreased $596,000, or 24%, to $1.9 million during the three months ended April 30, 2015 from $2.5 million during the three months ended April 30, 2014, primarily due to decreases in salaries, employee related costs and consultants relating to headcount reductions in France, as well as a favorable foreign exchange rate against the Euro during the period. We expect research and development expenses to decrease for the year ended January 31, 2016 compared to the year ended January 31, 2015.

Sales and Marketing Expenses

Sales and marketing expenses decreased $1.1 million, or 22%, to $3.9 million during the three months ended April 30, 2015 from $5.1 million during the three months ended April 30, 2014 primarily due to cost decreases in the U.K. and China relating to our cost reduction initiatives which include reductions in headcount, as well as a favorable foreign exchange rate against the Euro during the period. We expect sales and marketing expenses for the year ended January 31, 2016 to decrease compared to the year ended January 31, 2015 as we continue to monitor our sales and marketing expenses to ensure they align with our overall corporate strategy and implement cost reduction initiatives where appropriate.

General and Administrative Expenses

General and administrative expenses decreased by $435,000, or 16%, to $2.2 million during the three months ended April 30, 2015 from $2.7 million during the three months ended April 30, 2014, primarily due to decreases in stock compensation expense of $280,000 and legal fees and insurance of $335,000, offset by increases in consulting services of $120,000 and compensation expense of $110,000. We expect our general and administrative expenses for the year ended January 31, 2016 to decrease compared to the year ended January 31, 2015 as we continue to monitor our general and administrative expenses to ensure they align with our overall corporate strategy, and implement cost reduction initiatives where appropriate.

Interest Income, net

Interest income net, increased by $4,000, or 200%, from $2,000 during the three months ended April 30, 2014 to $6,000 during the three months ended April 30, 2015. The increase was primarily due to an increase in interest income relating to our money market funds.

Other Expense, net

Other expense, net, increased by $47,000, or 147%, from $32,000 during the three months ended April 30, 2014 to $79,000 during the three months ended April 30, 2015. This change was primarily due to foreign currency losses during the three months ended April 30, 2015 compared to the three months ended April 30, 2014.

Liquidity and Capital Resources

Cash Requirements

As of April 30, 2015, our cash and cash equivalents totaled $32.8 million. Our revolving credit facility for up to $10.0 million subject to a borrowing base expired in July 2014 with no outstanding balance and has not yet been renewed. We may renew the revolving credit facility in the future. We believe that our existing cash and cash equivalents as of April 30, 2015 will be sufficient to fund our operations and capital expenditures for at least the next 12 months. Over the longer term, management may seek to finance operations by obtaining additional external debt or equity financing, however, there can be no assurance that this financing will be available at commercially acceptable terms.

Financial Condition (Sources and Uses of Cash)

Our cash flows during the three months ended April 30, 2015 and 2014 are summarized as follows:

	Three Months Ended April 30,
	2015	2014
	(in thousands)
Net cash used in operating activities	$(4,431)	$(2,541)
Net cash used in investing activities	(517)	(830)
Net cash used in financing activities	(32)	(4)

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

Cash used in operating activities of $4.4 million during the three months ended April 30, 2015 reflected a net loss of $799,000, and a use of cash for operating assets and liabilities of $4.4 million, partially offset by non-cash charges of $542,000 for depreciation and amortization and $280,000 for stock-based compensation. The use of cash for operating assets and liabilities was primarily due to an increase of $426,000 in prepaid expense and other current assets, and decreases of $3.7 million in accounts payable, accrued liabilities and accrued compensation and $415,000 in deferred revenue. The decrease in accounts payable, accrued liabilities and accrued compensation primarily resulted from lower operating expenses, the funding of escrow for the settlement of outstanding litigation and lower costs of revenue due to more higher-margin software-only sales during the three months ended April 30, 2015, which reduce payments to our contract manufacturer for hardware products. Deferred revenue decreased during the three months ended April 30, 2015 primarily due to the recognition of product revenue during the current period.

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

Cash Flows from Investing Activities

During the three months ended April 30, 2015, our investing activities consisted of capital expenditures amounting to $517,000, primarily for the purchase of leasehold improvements and furnitures and fixtures related to our new headquarters in San Francisco.

During the three months ended April 30, 2014, our investing activities consisted of capital expenditures amounting to $830,000, primarily for the purchase of equipment.

Cash Flows from Financing Activities

During the three months ended April 30, 2015, cash used in financing activities was $32,000, due to repayments of French governmental research grants of $34,000 offset by $2,000 in cash proceeds from the exercise of stock options.

During the three months ended April 30, 2014, cash used in financing activities was $4,000, due to repayments of French governmental research grants of $66,000 offset by $62,000 in cash proceeds from the exercise of stock options.

Off-Balance Sheet Arrangements

As of April 30, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of April 30, 2015:

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(in thousands)
Contractual Obligations:
Operating Lease obligations	$802	$1,943	$1,736	$1,873	$6,354
French Governmental research grant repayments	91	—	—	—	91

Total	$893	$1,943	$1,736	$1,873	$6,445

We outsource the manufacturing, assembly and testing of our encoding products to FutureQuest Incorporated (“FQ”). We generally do not use custom materials in our products and therefore, our obligation to FQ is limited to purchase orders. To the extent that we cancel a purchase order, we are only liable to the extent that FQ cannot otherwise utilize those components. To date, we have never been required to purchase any such components. Our outstanding purchase orders are not material as of April 30, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Risk

Most of our sales are denominated in U.S. dollars, and therefore, our revenues are not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro relative to the U.S. dollar. We have a large research and development facility in France and pay our employees located in France in Euros. To date, we have not entered into any hedging contracts. During the three months ended April 30, 2015, a 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our expenses are denominated would have had an estimated impact of approximately $0.5 million on our financial position and results of operations.

Interest Rate Sensitivity

We had cash and cash equivalents of $32.8 million as of April 30, 2015. Our cash and cash equivalents are held primarily in cash deposits and money market funds. We hold our cash and cash equivalents for working capital purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. During the three months ended April 30, 2015, a 10% appreciation or depreciation in overall interest rates would not have had a material impact on our interest income.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of April 30, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended April 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Historically, a majority of our revenue has been derived from relatively few customers. Sales to our ten largest customers during the three months ended April 30, 2015 together accounted for approximately 83% of our total revenue. Sales to our ten largest customers during the three months ended April 30, 2014 together accounted for approximately 73% of our total revenue. During the three months ended April 30, 2015, sales to Comcast and Time Warner Cable accounted for 45% and 12% of our total revenue, respectively. During the three months ended April 30, 2014, sales to two large channel customers accounted for 40% of our total revenue. We expect to see continuing industry consolidation and customer concentration despite the recent cancelled merger between Comcast and Time Warner Cable. It is unclear how industry consolidation would impact our business, but it could have a negative impact on our sales as we depend on many large customers in our industry. At the same time, we are currently targeting large customer accounts, which if successful, could increase our concentration risk to an even smaller group of customers. This customer concentration increases our susceptibility to a slowdown in spending patterns and decreases in capital spending by our large target customers. As slowdowns in spending by our large target customers occur, our operating results can experience significant declines. Furthermore, we may not be able to continue to sell such large volumes to these customers, which could cause our operating results to fluctuate significantly and decline. The combination of a highly competitive market for the supply of our solutions, coupled with customer consolidation may have a negative impact on our operating results.

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

Currently, we compete with companies focused on more traditional broadcast delivery, including Harmonic Inc. We also compete with companies focused on multi-screen encoding, including Cisco Systems, Inc. (through its acquisition of Inlet Technologies LLC), Elemental Technologies and Imagine Communications Corp. The competition from these companies and new competitors that enter our market in the future is expected to intensify as the industry continues to evolve and more companies increasingly look to develop software-only solutions, which may lead to increasing pricing pressure and adversely impact revenue and gross margins. Due to the evolving competitive landscape and growing market opportunity, we also expect to encounter direct competition in the future from one or more larger traditional network infrastructure providers that may be one of our systems integrators, such as Arris Group, Inc. and Ericsson AB. These network equipment companies may provide, as a package, encoding solutions in combination with the other equipment that they traditionally sell to service providers. Similarly, we expect competition from one or more telecommunications, cable or satellite service providers, such as Comcast Corp. and Verizon Communications, as they are currently exploring developing their own encoding solutions and related technologies.

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

Excluding our fiscal year 2012, when we recorded net income of $138,000, we have incurred significant losses since our inception, including net losses of $0.8 million and $4.5 million during the three months ended April 30, 2015 and 2014, respectively. As of April 30, 2015, we had an accumulated deficit of $124.4 million. These losses have resulted principally from lower sales compared to costs incurred in our research and development programs and sales and marketing programs. We may incur operating losses for at least the foreseeable future as a result of the expenses associated with the continued development and expansion of our business. We also incur additional operational and reporting costs associated with being a public company, which serves to increase our general and administrative expenses. We may also increase our research and development expenses. Our ability to attain profitability in the future will be affected by, among other things, our ability to execute on our business strategy, the continued acceptance of our products, the timing and size of customer orders, the average sales prices of our products, the costs of our products, and the extent to which we invest in our sales and marketing, research and development, and general and administrative resources. If we are unable to attain profitability, our business would be harmed and our stock price could decline.

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

Our operating results have fluctuated in the past and are likely to continue to fluctuate in the future, on an annual and a quarterly basis, as a result of several factors, many of which are outside of our control. For example, our revenue for the quarter ended April 30, 2015 was $9.5 million compared to $12.7 million for the quarter ended January 31, 2015 due to typical seasonal declines in our business and reduced sales in Europe due to poor macroeconomic conditions.

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

We generate a significant portion of our revenue through sales to channel partners, principally to assist us with the integration of our software-based solution with other third-party products to provide a tailored solution for the end-customer. Our aggregate revenue through sales to channel partners was $2.0 million and $3.0 million during the three months ended April 30, 2015, and 2014, respectively. We expect that sales to channel partners will continue to generate a significant percentage of our revenue in the future. Accordingly, our future success is highly dependent upon establishing and maintaining successful relationships with a variety of channel partners.

We do not have long-term contracts or minimum purchase commitments with any of our channel partners, and our contracts with these parties do not prohibit them from purchasing or offering products or services that compete with ours. Some of our competitors may have stronger relationships with certain of our channel partners than we do, and may also provide incentives to these customers to persuade them to favor our competitors’ products or, in effect, to prevent or reduce sales of our products. Our channel partners may independently choose not to purchase or offer our products. Some of our channel partners are small, are based in a variety of international locations and may have relatively unsophisticated processes. Any significant disruption to our sales to these channel partners, including as a result of an inability or unwillingness of these channel partners to continue purchasing our products, or their failure to properly manage their business with respect to the purchase of and payment for our products, could materially and adversely impact our business, operating results, financial condition and cash flows. Establishing relationships with new channel partners and training them in our solution requires significant time and resources. Our failure to continue to establish or maintain successful relationships with channel partners could likewise materially and adversely affect our operating results, financial condition and cash flows

We have derived substantially all of our revenue from a single line of products, and a decline in demand for these products could cause our revenue to grow more slowly or to decline, which could adversely affect our business and results of operations.

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

Notwithstanding the above, we are also currently a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company,” at such time we cease to be an “emerging growth company,” the disclosures we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered a “smaller reporting company.” Specifically, similar to “emerging growth companies,” “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. We cannot predict if investors will find our common stock less attractive if we choose to continue to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. While we were able to determine in our management’s report that our internal control over financial reporting was effective as of April 30, 2015, there can be no assurance that material weaknesses in our financial reporting will not occur in the future. Since we are an “emerging growth company,” as defined by the JOBS Act and for as long as we maintain such status, we will not be required to include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. The absence of such a requirement to include an attestation report from our registered public accounting firm could reduce the likelihood that weaknesses or errors in our internal control over financial reporting are detected. In the event that our internal control over financial reporting is not effective in the future, we could be subject to one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits or other adverse actions requiring us to incur defense costs, pay fines, settlements or judgments and causing investor perceptions to be adversely affected and potentially resulting in a decline in the market price of our stock. Internal control deficiencies could also result in a restatement of our financial statements in the future or cause investors to lose confidence in our reported financial information, leading to a decline in our stock price. In addition, we will continue to incur significant expenses, and a significant amount of management’s attention will be consumed, in order to maintain our internal control over financial reporting and to remediate any weaknesses or deficiencies that may be identified in the future.

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

We must improve the market awareness of our software-based solution, particularly for traditional Pay-TV opportunities, and expand our relationships with our channel partners in order to increase our revenue. We must also improve our sales execution to, among other things, increase the number of our sales opportunities. We intend to continue to utilize our sales and marketing functions to expand awareness of our software-based solution. Further, we believe that we must continue to develop our relationships with new and existing channel partners and create additional sales opportunities to effectively and efficiently extend our geographic reach and market penetration. Our efforts to improve our sales could result in a material increase in our sales and marketing expense and general and administrative expense, and there can be no assurance that such efforts will be successful. If we are unable to significantly increase the awareness of our software-based solution, create additional sales opportunities, expand our relationships with channel partners, or effectively manage the costs associated with these efforts, our operating results, financial condition and cash flows could be materially and adversely affected.

We depend significantly on our international revenue and are subject to the risks associated with international operations, which may negatively affect our operating results.

Revenue derived from customers outside of the United States during the three months ended April 30, 2015 and 2014 represented 41% and 69% of our revenue, respectively. We expect that international revenue will continue to represent a similarly substantial percentage of our revenue for the foreseeable future. Our international operations and our efforts to maintain and increase revenue in international markets are subject to a number of risks, which are generally greater with respect to emerging market countries, including the impact on our business and operating results of:

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

Furthermore, other technological, industry and regulatory trends will affect the growth of our business. These trends include the following:

•	convergence, or the need of many network operators to deliver a package of video, voice and data services to consumers, including 4K HEVC streaming and mobile delivery options;

•	the increasing availability of traditional broadcast video content on the Internet;

•	the availability of 4K UltraHD video content;

•	sufficient bandwidth to customers’ premises to facilitate the delivery of high resolution content such as 4K UltraHD;

•	the further penetration of telecommunications operators into video service delivery;

•	the emergence of a viable mobile video content delivery standard;

•	efforts by regulators and governments in the United States and abroad to encourage the adoption of broadband and digital technologies;

•	level of consumer interest in 4K television and content;

•	the increasing unbundling, or a la carte programming, and the nascent trend of OTT content direct to consumers;

•	the extent and nature of regulatory attitudes towards such issues as network neutrality, competition between operators, access by third parties to networks of other operators, local franchising requirements for telecommunications operators to offer video, and other new services, such as mobile video; and

•	the outcome of litigation and negotiations between content owners and service providers regarding rights of service providers to store and distribute recorded broadcast content, which outcomes may drive adoption of one technology over another in some cases.

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

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Companies such as ours in the high technology industry are particularly vulnerable to this kind of litigation due to the high volatility of their stock prices. On October 5, 2012, we were named, among other defendants, in a purported class action on behalf of purchasers of shares issued in our IPO that generally alleges that the registration statement for our IPO contained materially false or misleading statements. In February 2014, we were named, among other defendants, in another purported class action on behalf of purchasers of our shares between April 25, 2012 and September 7, 2012 alleging securities act violations. In November 2014, we and the named defendants reached an agreement in principle to settle the above-described actions without any admission of any wrongdoing by us or any of the named defendants. The parties subsequently entered into a formal settlement agreement, which must be approved by the court before becoming final. The agreement requires us to contribute approximately $1.0 million toward the settlement. On March 16, 2015, we funded into an escrow account our portion of the settlement of approximately $1.0 million, and the remaining settlement payment will be covered by our director and officer insurance providers. The settlement payment will be released from escrow subject to and upon final court approval of the settlement. As of April 30, 2015, we expect to incur additional fees as we finalize the settlement. Any future lawsuits to which we may become a party will likely be expensive and time consuming to investigate, defend and resolve, and will divert our management’s attention. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle lawsuits on similarly unfavorable terms, which could adversely affect our business, financial conditions, or results of operations.

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
Erik E. Miller Chief Financial Officer (Principal Financial and Accounting Officer) Date: June 11, 2015