Form 10-Q
period 2015-07-31
ENVIVIO INC
filed 2015-09-11
CIK 1174266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended July 31, 2015

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

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding on September 9, 2015 was 27,857,201.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENVIVIO, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(UNAUDITED)

	July 31, 2015	January 31, 2015
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$34,534	$37,790
Accounts receivable, net of allowance for doubtful accounts	11,536	8,780
Inventory	155	171
Prepaid expenses and other assets	2,349	3,655
Deferred inventory costs	491	86

Total current assets	49,065	50,482
Property and equipment, net	4,363	3,590
Restricted cash	329	329
Other non-current assets	164	202

Total assets	$53,921	$54,603

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,113	$5,480
Accrued compensation	4,558	5,070
Accrued liabilities	2,249	3,296
Deferred revenue, current	7,097	5,999

Total current liabilities	20,017	19,845
Deferred revenue, net of current portion	866	711
Other non-current liabilities	1,289	1,562
Deferred rent	733	498

Total liabilities	22,905	22,616

Stockholders’ equity:
Preferred stock	—	—
Common stock	28	28
Additional paid-in capital	157,128	156,604
Accumulated other comprehensive loss	(1,154)	(1,079)
Accumulated deficit	(124,986)	(123,566)

Total stockholders’ equity	31,016	31,987

Total liabilities and stockholders’ equity	$53,921	$54,603

See notes to condensed consolidated financial statements.

ENVIVIO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(UNAUDITED)

	Three Months Ended July 31,		Six Months Ended July 31,
	(in thousands, except for per share amounts)
	2015	2014	2015	2014
Revenue:
Product	$8,933	$8,852	$15,652	$14,963
Professional services and support	2,752	2,600	5,546	4,903

Total revenue	11,685	11,452	21,198	19,866

Cost of revenue:
Product	2,784	4,077	4,477	6,128
Professional services and support	693	704	1,272	1,348

Total cost of revenue	3,477	4,781	5,749	7,476

Gross profit	8,208	6,671	15,449	12,390

Operating expenses:
Research and development	2,017	2,257	3,920	4,757
Sales and marketing	4,441	5,374	8,379	10,442
General and administrative	2,240	2,989	4,486	5,669

Total operating expenses	8,698	10,620	16,785	20,868

Loss from operations	(490)	(3,949)	(1,336)	(8,478)
Interest income, net	21	1	27	4
Other income (expense), net	48	(55)	(31)	(88)

Loss before provision for income taxes	(421)	(4,003)	(1,340)	(8,562)
Income tax provision	200	82	80	53

Net loss	$(621)	$(4,085)	$(1,420)	$(8,615)

Net loss per share of common stock, basic and diluted	$(0.02)	$(0.15)	$(0.05)	$(0.32)

Shares used in computing net loss per share of common stock, basic and diluted	27,725,755	27,496,793	27,721,425	27,322,736

See notes to condensed consolidated financial statements.

ENVIVIO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(UNAUDITED)

	Three Months Ended July 31,		Six Months Ended July 31,
	(in thousands)
	2015	2014	2015	2014
Net loss	$(621)	$(4,085)	$(1,420)	$(8,615)
Other comprehensive loss:
Foreign currency translation	(21)	(12)	(75)	(76)

Other comprehensive loss:	(21)	(12)	(75)	(76)

Total comprehensive loss	$(642)	$(4,097)	$(1,495)	$(8,691)

See notes to condensed consolidated financial statements.

ENVIVIO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(UNAUDITED)

	Six Months Ended July 31,
	2015	2014
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$-1,420	$-8,615
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,105	1,358
Stock-based compensation	507	1,237
Bad debt expense	117	281
Loss on disposal of fixed assets	21	10
Changes in operating assets and liabilities:
Accounts receivable	-2,874	-244
Inventory	16	-151
Prepaid expenses and other current assets	1,306	807
Deferred inventory costs	-405	-297
Other non-current assets	38	17
Accounts payable, accrued liabilities and accrued compensation	-1,624	2,015
Deferred revenue	1,255	52
Other non-current liabilities and deferred rent	25	-64

Net cash used in operating activities	-1,933	-3,594

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-1,201	-1,868

Net cash used in investing activities	-1,201	-1,868

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options exercised	17	170
Repayment of French governmental research grant	-64	-373

Net cash used in financing activities	-47	-203

Effect of exchange rate changes on cash and cash equivalents	-75	-76

NET DECREASE IN CASH AND CASH EQUIVALENTS	-3,256	-5,741
CASH AND CASH EQUIVALENTS - Beginning of period	37,790	47,873

CASH AND CASH EQUIVALENTS - End of period	$34,534	$42,132

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$1	$0

Taxes paid	$13	$10

NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-cash capital expenditures	$698	$0

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

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in financial statements in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The January 31, 2015 condensed consolidated balance sheet was derived from audited financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K which was filed with the Securities and Exchange Commission on April 23, 2015 (“2015 Form 10-K”). The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending January 31, 2016, or any other future period.

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

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 1 of its audited consolidated financial statements included in its 2015 Form 10-K. There have been no material changes to these significant accounting policies during the three and six months ended July 31, 2015.

Recent Accounting Pronouncements

In April, 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This guidance raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The guidance became effective for the Company beginning in the first quarter of the fiscal year ended January 31, 2016. The adoption of ASU 2014-08 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09 regarding the Accounting Standards Codification (“ASC”) Topic 606 “Revenue from Contracts with Customers.” This ASU provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU will be effective for the Company’s fiscal year beginning February 1, 2017. Early adoption is not permitted. In August 2015, the FASB issued ASU 2015-14 to defer the effective date of ASU 2014-09 by one year, with early adoption as of the original effective date permitted. The Company has not yet selected a transition method and it is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (Topic 815) — Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity.” ASU 2014-16 was issued to clarify how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risk of a host contract in a hybrid financial instrument that is issued in the form of a share. In addition, ASU 2014-16 was issued to clarify that in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (that is, the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weight those terms and features. ASU 2014-16 is effective for fiscal years beginning after December 15, 2015. Early adoption in an interim period is permitted. The Company does not expect the adoption of ASU 2014-16 to have a material impact on its financial position, results of operations or cash flows.

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

In April, 2015, the FASB issued ASU 2015-05, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”. ASU 2015-05 amends ASC 350-40 to provide customers with guidance on whether a cloud computing arrangement contains a software license to be accounted for as internal-use software. ASU 2015-05 is effective in the fiscal year beginning after December 15, 2015. Early adoption in an interim period is permitted. The Company does not expect the adoption of ASU 2015-05 to have a material impact on its financial position, results of operations or cash flows.

In June, 2015, the FASB issued ASU 2015-10, “Technical Corrections and Improvements” which amended, corrected and improved several Topics in the Codification. The FASB’s intention was to clarify, correct or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Some amendments in the ASU do not require transition guidance. Those changes that do require guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of ASU 2015-10 to have a material impact on its financial position, results of operations or cash flows.

In July, 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”. ASU 2015-11 amends Topic 330, replacing the floor and ceiling method to define market value with a net realizable value approach. This method more closely aligns the measurement of inventory with the method utilized in International Financial Reporting Standards (“IFRS”). This ASU will be effective for the Company’s fiscal year beginning February 1, 2017. The Company does not expect the adoption of ASU 2015-10 to have a material impact on its financial position, results of operations or cash flows.

2. Balance Sheet Items

Accounts receivable, net of allowance for doubtful accounts, consists of the following (in thousands):

	July 31, 2015	January 31, 2015

Accounts receivable
Accounts receivable, gross	$13,411	$10,819
Allowance for doubtful accounts	(1,875)	(2,039)

Accounts receivable, net	$11,536	$8,780

Prepaid expenses and other current assets are comprised of the following (in thousands):

	July 31, 2015	January 31, 2015

Foreign tax credits refundable	$801	$2,190
Prepaid expenses	1,548	1,465

Prepaid expenses and other current assets	$2,349	$3,655

Property and equipment, net, consist of the following (in thousands):

	July 31, 2015	January 31, 2015

Computer and equipment	$9,961	$10,452
Software	1,272	1,435
Furniture and fixtures	1,847	1,881
Leasehold improvements	995	263

	14,075	14,031
Less: accumulated depreciation and amortization	(9,712)	(10,441)

Property and equipment, net	$4,363	$3,590

Total depreciation and amortization expense was $531,000 and $1,105,000 during the three and six months ended July 31, 2015 and $702,000 and $1,358,000 during the three and six months ended July 31, 2014, respectively. In addition, during the three months ended April 30, 2015, in connection with the relocation of our corporate headquarters, we disposed of fully depreciated assets with an original cost of $1.5 million.

3. Fair Value of Financial Instruments

The fair value of the Company’s financial assets measured on a recurring basis is as follows (in thousands):

	July 31, 2015				January 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (included in cash and cash equivalents)	$28,265	$—	$—	$28,265	$34,152	$—	$—	$34,152

4. Line of Credit and Other Non-Current Liabilities

The Company did not have any debt outstanding as of July 31, 2015 and January 31, 2015.

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

In October 2014, the Company entered into an irrevocable standby letter of credit relating to the new San Francisco office lease. The standby letter of credit protects the lessor by ensuring the full and faithful performance by the Company of all its obligations and for all losses and damages the lessor may suffer as a result of any breach or default by the Company under the lease. The letter of credit is for $329,000, payable in the City of San Francisco, California and provides for a right to transfer the letter of credit to another party, person or entity as well as requires the Company to replenish any amounts drawn down by the lessor pursuant to its rights under the lease agreement. The letter of credit is secured by a $329,000 deposit, which is classified as restricted cash on the balance sheet as of July 31, 2015 and January 31, 2015.

Accrued Liabilities and Other Non-current Liabilities

The Company receives repayable research grants from regional French governmental agencies to fund research and development activities. The French governmental research grants payable included in accrued liabilities were $60,000 and $125,000 as of July 31, 2015 and January 31, 2015, respectively. Long-term tax liabilities, included in other non-current liabilities, were $1.3 million and $1.5 million as of July 31, 2015 and January 31, 2015.

5. Commitments and Contingencies

Operating Leases

The Company leases facilities under operating leases expiring at various dates through 2023. As of July 31, 2015, future minimum payments under the Company’s non-cancellable leases are as follows (in thousands):

Year ending January 31,	Future Lease payments
2016 (remaining six months)	$661
2017	974
2018	936
2019	893
2020	849
Thereafter	1,606

Total	$5,919

In October 2014, the Company entered into a ninety-seven month operating lease agreement for our new headquarters in San Francisco, California, composed of approximately 4,600 square feet. The lease commencement date was March 23, 2015 and the average monthly rent is $27,000. The total future minimum payments of $2.6 million under this operating lease agreement are included in the above table.

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

Rental expense totaled $225,000 and $440,000 during the three and six months ended July 31, 2015, respectively.

Litigation Matters

On October 5, 2012 a complaint captioned Wiley v. Envivio, Inc., et al. CIV-517185 was filed in the Superior Court of California, County of San Mateo, naming as defendants the Company, each of our directors, our chief executive officer, chief financial officer, and certain underwriters of our IPO. The lawsuit purported to be a class action on behalf of purchasers of shares issued in the IPO and generally alleged that the registration statement for the IPO contained materially false or misleading statements. The complaint purported to assert claims under the Securities Act of 1933, as amended, and sought unspecified damages and other relief. On October 19, 2012 a similar complaint captioned Toth v. Envivio, Inc. et al. CIV-517481 was filed in the same court. On November 2, 2012 defendants removed the cases to the United States District Court for the Northern District of California where they were assigned case numbers 12-cv-05637-CRB and 12-cv-05636-CW. A similar complaint was filed in the United States District Court for the Northern District of California on December 20, 2012 entitled Thomas v. Envivio, Inc., et al. C 12-06464. The Wiley and Toth actions were subsequently remanded to the San Mateo Superior Court, and the Thomas case was voluntarily dismissed without prejudice. On February 28, 2014, a complaint was filed in the United States District Court for the Northern District of California entitled Gary Silverberg v. Envivio, Inc. et al., Civil No. 14-cv-00933-PJH. The complaint purported to be on behalf of a class of purchasers of our securities between April 25, 2012 and September 7, 2012. It named as defendants the Company and our chief executive officer and chief financial officer, and sought unspecified damages and other relief for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On June 25, 2014, the Silverberg case was voluntarily dismissed without prejudice. In November 2014, the Company reached an agreement in principle to settle the above-described actions without any admission of any wrongdoing by us or any of the named defendants. The parties subsequently entered into a formal settlement agreement, which received final court approval on June 22, 2015. The agreement required the Company to contribute approximately $1.0 million toward the settlement, and such amount has been paid. On June 22, 2015, the court entered a final judgment and order granting approval of the class action settlement, releasing all claims against the defendants, and barring class members from asserting released claims. Without affecting the finality of the judgment the court retained continuing jurisdiction for the purpose of construing, enforcing and administering the settlement.

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

6. Stockholders’ Equity

Common Stock

Shares of common stock authorized, issued and outstanding, as of July 31, 2015 and January 31, 2015 consist of the following:

	July 31, 2015		January 31, 2015
	Authorized	Issued and Outstanding	Authorized	Issued and Outstanding

Common stock	100,000,000	27,732,941	100,000,000	27,714,092

Shares of common stock reserved for issuance on an as-if converted basis are as follows as of July 31, 2015 and January 31, 2015:

	July 31, 2015	January 31, 2015
Exercise and vesting of stock-based awards	4,211,318	3,929,199
Available for option grants	2,298,364	1,409,021
Exercise of common stock warrants	—	36,000

Total shares of common stock reserved for issuance	6,509,682	5,374,220

Common Stock Warrants

Immediately prior to the closing of the IPO on April 24, 2012, an outstanding warrant to purchase 36,000 shares of convertible preferred stock was converted into a warrant to purchase 36,000 shares of common stock on a one-to-one basis. Upon the conversion of the underlying convertible preferred stock, the Company remeasured the related warrant liability to fair value with the remaining amounts being reclassified to additional paid-in capital. Common stock warrants had an exercise price of $12.50 per share and expired unexercised in June 2015.

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

The Company adopted the 2012 stock incentive plan (the “2012 Plan”) in June 2011, as amended in April 2012. The 2012 Plan provides that only employees are eligible for the grant of ISOs and that employees, consultants and outside directors are eligible for the grant of NSOs. The 2012 Plan also allows for the grant of SPRs, RSUs and other types of equity awards. Awards granted under the 2012 Plan also generally vest over four years with a twelve-month cliff period and may be exercised for a period of up to ten years. In general, the vesting of awards granted under the 2012 Plan accelerates as to 25% of the then remaining unvested portion of the awards upon a change in control of the Company. Vested options generally expire three months after termination of employment. Shares of common stock reserved for issuance under the 2012 Plan consist of 2,298,364 and 1,409,021 shares as of July 31, 2015 and January 31, 2015, respectively. In addition, up to 1,696,075 shares subject to outstanding awards under the 2000 Plan or 2010 Plan that are subsequently forfeited or terminated for any reason before being exercised will be made available for issuance under the 2012 Plan. The number of shares that have been authorized for issuance under the 2012 Plan will be automatically increased on the first day of each fiscal year beginning in fiscal 2014 and ending in fiscal 2023, in an amount equal to the lesser of (i) 2,000,000 shares, (ii) 4% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, or (iii) another amount determined by the Company’s board of directors.

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

The following table summarizes the stock-based award activity for the 2000 Plan, 2010 Plan and the 2012 Plan during the six months ended July 31, 2015:

	Shares Available For Grant	Stock Options and SPRs Outstanding	Weighted- Average Exercise Price	Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
January 31, 2015	1,409,021	3,586,791	$1.89	7.2	$1,565
Additional options authorized	1,190,311	0	$—	—	$—
Options granted	(434,457)	434,457	$1.62	—	$—
Options expired and forfeited	70,056	(70,056)	$3.27	—	$—
RSUs expired	63,433	0	$—	—	$—
Exercised	0	(16,849)	$1.02	—	$—

July 31, 2015	2,298,364	3,934,343	$1.84	7.1	$2,260

Vested and expected to vest - July 31, 2015		3,775,313	$1.83	7.0	$2,249

Vested-July 31, 2015		2,277,612	$1.59	5.7	$2,166

Stock Purchase Rights and Common Stock Purchase Agreements

The Company grants SPRs to its French employees and in limited past instances, CSPAs to service providers in the U.S. The SPRs and CSPAs provide the holder with a note equal to the aggregate exercise price of the related options, therefore, allowing the holder to legally exercise the related options at the time of issuance in consideration of the notes. Generally, the SPRs and CSPAs are subject to a vesting period of four years with the Company retaining the right to repurchase unvested shares at the aggregate exercise price of the underlying options. In the event that a holder’s status as an employee ceases for any reason, the notes and the related options are cancelled. As of July 31, 2015, 388,474 shares were subject to repurchase under the provisions of the SPRs and 97,464 shares were subject to repurchase under the provisions of the CSPAs.

The notes receivable issued to employees in conjunction with the SPRs and CSPAs are secured by the underlying shares and carry interest rates ranging from 0.65% to 5.9%. While the note terms indicate that they are full recourse, the Company has not pursued recourse in instances when a note receivable balance exceeds the fair value of the shares at the date of repurchase, and accordingly, the exercises of the SPRs and CSPAs have been considered non-substantive. Notes receivable relating to the SPRs and CSPAs are not recorded on the consolidated balance sheet due to the non-substantive exercise consideration. Accordingly, the SPRs and CSPAs have been accounted for as stock options and are included within the outstanding stock options as of each year end.

Restricted Stock Units

The Company grants RSUs to employees, executives and directors of the Company. As of July 31, 2015 the Company had 276,975 RSUs outstanding.

Of the total RSUs outstanding, 152,715 are subject to service, market and performance-based vesting terms that include the requirement that the Company’s stock price exceed specified milestones relative to the Company’s stock price following the initial public offering and, in some cases, are subject to acceleration under certain circumstances, including a change in control. The Company uses a modified binary option pricing model (European call option) to establish the expected value of these RSUs.

During the three and six months ended July 31, 2015, the Company recorded $6,000 and $14,000 of stock-based compensation expense related to RSUs with service, market and performance-based vesting, respectively. During the three and six months ended July 31, 2015, the Company recorded $113,000 and $152,000 of stock-based compensation related to RSUs with only service-based vesting, respectively.

A summary of the Company’s RSU activity for the three months ended July 31, 2015 is presented below:

	RSUs Outstanding	Weighted Average Grant Date Fair Value
January 31, 2015	342,408	$5.97
Released	(2,000)	1.58
Forfeited	(63,433)	5.59

July 31, 2015	276,975	$6.74

Stock-based Compensation

Total stock-based compensation expense during the three and six months ended July 31, 2015 and 2014 are recognized in the consolidated statements of operations as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014

Cost of revenue	$11	$7	$21	$14
Research and development	14	35	24	70
Sales and marketing	52	78	101	160
General and administrative	151	504	361	993

Total stock-based compensation	$228	$624	$507	$1,237

The weighted average assumptions used to estimate the fair value of the Company’s employee stock options at the grant dates during the three and six months ended July 31, 2015 and 2014 were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Expected term (in years)	6.25	6.25	6.25	6.25
Volatility	77%	70%	75%	70%
Risk-free interest rate	1.91%	1.93%	1.83%	2.00%
Expected dividend	0%	0%	0%	0%

As of July 31, 2015, total compensation costs not yet recognized for unvested stock option grants and unvested stock awards were $1.7 million and $2,000 respectively, which are expected to be recognized over the following 2.9 years and 1.1 years based on the weighted average vesting term, respectively.

8. Net Loss per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share during the three and six months ended July 31, 2015 and 2014 (in thousands, except for share and per share amounts):

	Three Months ended July 31,		Six Months ended July 31,
	2015	2014	2015	2014

Net loss to common stockholders	$(621)	$(4,085)	$(1,420)	$(8,615)

Shares used in computing net loss per share attributable to common stockholders, basic and diluted	27,725,755	27,496,793	27,721,425	27,322,736

Net loss per share to common stockholders, basic and diluted	$(0.02)	$(0.15)	$(0.05)	$(0.32)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	The Period Ended July 31,
	2015	2014
Stock options to purchase common stock	3,448,405	2,666,203
Shares purchased with notes (SPRs and CSPAs)	485,938	489,943
Common stock warrants	—	36,000
Restricted stock units	276,975	234,076

	4,211,318	3,426,222

9. Income Taxes

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company records liabilities for income tax contingencies based on management’s best estimate of the underlying exposures. The Company remains open for audit by the United States Internal Revenue Service and state tax authorities for all tax years since inception. The Company remains open for audit by the French tax authorities for the years 2007 through 2009 and 2013 through 2015. Most other foreign jurisdictions have statute of limitations that range from three to six years. The Company is not currently under examination by income tax authorities in any federal, state or foreign jurisdictions.

The Company’s effective tax rate is a blended rate resulting from the composition of taxable income in the various global jurisdictions in which it conducts business. The Company records a full valuation allowance against its deferred tax assets in the jurisdictions where there is insufficient certainty surrounding the realization of deferred tax assets through future taxable income.

For the three and six months ended July 31, 2015, the Company recognized an income tax expense of $200,000 and $80,000, respectively. For the three and six months ended July 31, 2014, the Company recorded an income tax expense of $82,000 and $53,000, respectively. The income tax expense for the three and six months ended July 31, 2015 was comprised of various foreign and state and local income taxes, partially offset by the release during the first quarter of fiscal 2016 of a $277,000 reserve for an uncertain tax position related to the Company’s France entity due to the lapse in the statute of limitations for the tax year 2012.

In compliance with applicable guidance for accounting for uncertainty in income taxes, the Company had gross unrecognized tax benefits, which included provisions for estimated interest and penalties, of approximately $1.5 million as of July 31, 2015, and approximately $1.4 million as of July 31, 2014. If all of the July 31, 2015 unrecognized tax benefits were recognized, $1.4 million would impact the provision for income taxes, with the remainder resulting in adjustments to other tax accounts, primarily deferred taxes. The Company believes that it is reasonably possible that approximately $336,000 of its currently remaining unrecognized tax benefits may be recognized within the 12 months beginning July 31, 2015, as a result of a lapse of the statute of limitations.

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

The Company’s revenue by geographic region, based on the location at which each sale originates, is summarized as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Americas	$6,095	$4,909	$11,840	$7,875
Asia Pacific	2,758	2,291	4,654	4,706
EMEA	2,832	4,252	4,704	7,285

Total	$11,685	$11,452	$21,198	$19,866

Included within the Americas total in the above table is revenue from sales originating in the U.S. of $5.2 million and $10.8 million during the three and six months ended July 31, 2015, respectively, and $0.9 million and $3.5 million during the three and six months ended July 31, 2014, respectively. Also included within the Americas total in the above table is revenue from sales originating in Mexico of $3.5 million and $3.6 million during the three and six months ended July 31, 2014. Included within the Asia Pacific total in the above table is revenue from sales originating in Australia of $1.5 million, which accounted for 13% of the Companys revenue for the quarter ended July 31, 2015. No other country accounted for more than 10% of the Company’s total revenue in the three and six months ended July 31, 2015.

The Company’s property and equipment, net, by geographic region is summarized as follows (in thousands):

	July 31, 2015	January 31, 2015
Americas	$2,842	$2,021
France	1,507	1,557
United Kingdom	3	4
Asia Pacific	11	8

Total	$4,363	$3,590

All assets included within the Americas region in the above table are in the United States.

Customers representing 10% or greater of total revenue for the periods presented were as follows (in percentages):

	Three Months Ended July 31			Six Months Ended July 31
	2015	2014		2015	2014
Cox Communications	23%		*	14%	*
Comcast Cable	12%		*	25%	16%
Fetch TV	11%		*	*	*
Promexar, S.A de C.V.	*	31%		*	18%

*	Less than 10%

Customers representing 10% or greater of total accounts receivable, gross for the periods presented were as follows (in percent):

	July 31, 2015	January 31, 2015
Cox Communications	22%		*
DU	11%		*
Fetch TV	10%		*
Comcast Cable	*	19%

*	Less than 10%

11. Subsequent Event

Proposed Merger with Ericsson

Agreement and Plan of Merger

On September 10, 2015, the Company, Ericsson Inc., a Delaware corporation (“Parent”) and Cindy Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Parent (“Purchaser”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, subject to the terms of the Merger Agreement, Purchaser will commence a tender offer (the “Offer”) to purchase all of the outstanding shares (the “Shares”) of Company common stock, $.001 par value, at a price of $4.10 per share, without interest and subject to any required withholding taxes.

Consummation of the Offer is subject to various conditions set forth in the Merger Agreement, including, but not limited to (i) at least one Share more than 50 percent of the Shares then outstanding (calculated on a fully diluted basis) being tendered into the Offer, (ii) the receipt of required approvals, waivers and consents, and (iii) other conditions set forth in Annex I to the Merger Agreement.

Following consummation of the Offer, Purchaser will merge with and into the Company with the Company surviving as a wholly-owned subsidiary of Parent (the “Merger”). In the Merger, each outstanding Share that is not tendered and accepted pursuant to the Offer (other than the Shares held in the treasury of the Company, Shares held directly or indirectly by Parent or its subsidiaries, and Shares as to which appraisal rights have been perfected in accordance with applicable law) will be cancelled and converted into the right to receive the Offer Price, without interest and subject to any required withholding taxes, on the terms and conditions set forth in the Merger Agreement.

The Merger Agreement contains termination rights for each of Purchaser, Parent and the Company, and further provides that upon termination of the Merger Agreement under specified circumstances the Company may be required to pay Purchaser a termination fee of $4.75 million and reimburse the reasonable expenses of Purchaser up to $750,000.

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

Our software-based approach to developing a flexible solution while delivering high-quality video has led to the development of several key products throughout our history. In 2001, we completed our first product based on the MPEG-4 standard. In 2002, we developed our first MPEG-4 webcasting system, which allowed us to address the enterprise market. In 2004, our first H.264 live transmission over satellite was successful, which allowed us to address the needs of satellite providers looking to deliver low bitrate video over satellite. In 2007, we developed our first all IP-based headend, an innovative and cost-reducing design for consumer video distribution, and our first AVS encoder, which allowed us to address the expanding video services market in China. In 2008, we introduced the world’s first three-screen convergence encoder, which enabled operators to deliver video to three screens (mobile, PC and TV) from a single product. In 2010, we introduced support for the expanding set of mobile and web streaming formats. In November 2010, we launched a new class of product, a network media processor, which we call Halo, which enables the optimization of networks for distribution of multi-screen, multi-format video. In December 2011, we released Muse, our multi-screen software designed for live or file-based video transcoding and distribution to any device. In March 2013, we introduced our early access program for HEVC encoding, based on the latest compression standard, HEVC (H.265), which promises up to 50% bandwidth improvement compared to MPEG-4 AVC. Envivio Halo™ Experience Server, announced in April 2013, is an innovative new multi-screen technology that allows operators to further personalize the user experience based on individual viewer requests. In September 2013, we also publicly demonstrated 4K Ultra HD compression using Muse encoders for the first time. In September 2014, we announced a new service offering, Envivio NuageTM, a fully virtualized cloud-based software-as-a-service (SAAS) video solution. Envivio Nuage is designed to manage content for video service and content providers – from content acquisition to the consumer – on any screen. Envivio Nuage supports live linear and on-demand video, and operates as a service on private, operator-owned networks, in the public cloud, or in hybrid environments.

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

Interest Income (Expense), net

Interest income (expense), net, consists primarily of interest income from our cash and cash equivalent balances held during the fiscal year.

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

Critical Accounting Policies, Judgments and Estimates

There have been no material changes to our critical accounting policies, judgments and estimates during the three and six months ended July 31, 2015 from those disclosed in our fiscal year 2015 Form 10-K.

Three and Six Months Ended July 31, 2015 Compared to the Three and Six Months Ended July 31, 2014

The following table presents our historical operating results and the changes in these results in dollars (in thousands) and as a percentage for the periods presented:

	Three Months Ended July 31,		$ Change	% Change	Six Months Ended July 31,		$ Change	% Change
	2015	2014			2015	2014
Revenue:
Product	$8,933	$8,852	81	1%	$15,652	$14,963	689	5%
Professional services and support	2,752	2,600	152	6%	5,546	4,903	643	13%

Total revenue	11,685	11,452	233	2%	21,198	19,866	1,332	7%

Cost of revenue:
Product	2,784	4,077	(1,293)	-32%	4,477	6,128	(1,651)	-27%
Professional services and support	693	704	(11)	-2%	1,272	1,348	(76)	-6%

Total cost of revenue	3,477	4,781	(1,304)	-27%	5,749	7,476	(1,727)	-23%

Gross profit	8,208	6,671	1,537	23%	15,449	12,390	3,059	25%

Gross profit%	70%	58%		12%	73%	62%		11%
Operating expenses:
Research and development	2,017	2,257	(240)	-11%	3,920	4,757	(837)	-18%
Sales and marketing	4,441	5,374	(933)	-17%	8,379	10,442	(2,063)	-20%
General and administrative	2,240	2,989	(749)	-25%	4,486	5,669	(1,183)	-21%

Total operating expenses	8,698	10,620	(1,922)	-18%	16,785	20,868	(4,083)	-20%

Loss from operations	(490)	(3,949)	3,459	-88%	(1,336)	(8,478)	7,142	-84%
Interest income, net	21	1	20	2000%	27	4	23	575%
Other income (expense), net	48	(55)	103	-187%	(31)	(88)	57	-65%

Loss before benefit for income taxes	(421)	(4,003)	3,582	-89%	(1,340)	(8,562)	7,222	-84%
Income tax expense	200	82	118	144%	80	53	27	51%

Net loss	(621)	$(4,085)	3,464	-85%	(1,420)	$(8,615)	7,195	-84%

Revenue

Our total revenue increased by $0.2 million, or 2%, to $11.7 million during the three months ended July 31, 2015 from $11.5 million during the three months ended July 31, 2014. Product revenue increased slightly by $0.1 million. Both quarters showed stronger performance in the Americas, driven by large orders from our existing Tier 1 service providers, partially offset by decreased sales in our other regions. We attribute the strengthing sales to improvements in sales execution in the Americas as well as growing domestic market acceptance and demand for software-based solutions for multiscreen video processing. Our professional services and support revenue increased $0.2 million primarily due to a larger installed customer base.

Our total revenue increased by $1.3 million, or 7%, to $21.2 million during the six months ended July 31, 2015 from $19.9 million during the six months ended July 31, 2014. Product revenue increased by $0.7 million, or 5%, due to large sales to our existing Tier 1 service provider customers in North America, partially offset by lower sales in EMEA. We also attribute the increase to the adoption of our new technology offerings in other sectors of the North American market compared to the same prior year period. Our professional services and support revenue increased by $0.6 million, or 13%, primarily due to increased demand for professional services and support related to a larger installed base compared to the same prior year period.

Cost of Revenue and Gross Profit

Our gross margin percentage increased from 58% during the three months ended July 31, 2014 to 70% during the three months ended July 31, 2015. Our product gross margin percentage increased from 54% to 69%, which was primarily due to more sales of our higher margin software-only products during the three months ended July 31, 2015. Our gross margin on professional services and support increased from 73% to 75% primarily due to stronger sales of professional services and support and completion of more professional service projects, while professional services and support cost of revenue decreased due to cost reductions relating to cost containment efforts we initiated in the fourth quarter of last year.

Our gross margin percentage increased from 62% during the six months ended July 31, 2014 to 73% during the six months ended July 31, 2015. Our product gross margin percentage increased from 59% to 71%, which was primarily due to a more favorable product sales mix and larger sales to our existing North American Tier 1 customers during the six months ended July 31, 2015. We also experienced an improvement in gross margin on professional services and support from 73% to 77%, which was due to increased sales of professional services and an increased demand for support due to a larger installed base of our products.

Operating Expenses

Our operating expenses decreased by $1.9 million, or 18%, to $8.7 million during the three months ended July 31, 2015 from $10.6 million during the three months ended July 31, 2014.

Research and Development Expenses

Research and development expenses decreased $0.2 million, or 11%, to $2.0 million during the three months ended July 31, 2015 from $2.3 million during the three months ended July 31, 2014, primarily due to decreases in salaries, employee related costs and consultants relating to headcount reductions in France, as well as a more favorable foreign exchange rate against the Euro during the current period compared to the same period last year.

Research and development expenses decreased $0.8 million, or 18%, to $3.9 million during the six months ended July 31, 2015 from $4.8 million during the six months ended July 31, 2014, primarily due to decreases in consulting expense and employee-related costs due to our efforts to control costs, as well as a more favorable foreign exchange rate against the Euro during the current period compared to the same period last year. This was partially offset by a decrease in the French governmental research tax credit during the current period. Although we are devoting substantial resources to the development of additional functionality for our existing products and the development of new products, we are focusing on only deploying resources to activities that align with our overall corporate strategy.

Sales and Marketing Expenses

Sales and marketing expenses decreased $0.9 million, or 17%, to $4.4 million during the three months ended July 31, 2015 from $5.4 million during the three months ended July 31, 2014. This was primarily due to cost reductions in the EMEA and APAC regions relating to reduced headcount, as well as a more favorable foreign exchange rates during the current period.

Sales and marketing expenses decreased by $2.1 million, or 20% to $8.4 million during the six months ended July 31, 2015 from $10.4 million in the six months ended July 31, 2014. The decrease was primarily due to decreases in commissions to third-party sales agents, decreases in employee related costs and consulting expenses, and a decrease in marketing programs expense as we realigned our spending to support our corporate sales strategy. This was partially offset by an increase in commission expense due to improved sales. We continue to monitor our sales and marketing expenses to ensure they align with our overall corporate strategy and implement cost reduction initiatives where appropriate.

General and Administrative Expenses

General and administrative expenses decreased by $0.7 million, or 25%, to $2.2 million during the three months ended July 31, 2015 from $3.0 million during the three months ended July 31, 2014, primarily due to decreases in stock-based compensation expense, bad debt expense and legal fees, partially offset by increased compensation expense related to an incentive compensation accrual.

General and administrative expenses decreased by $1.2 million, or 21%, to $4.5 million during the three months ended July 31, 2015 from $5.7 million during the three months ended July 31, 2014. The decrease was primarily due to decreases in stock-based compensation expense, legal fees and bad debt expense.

Interest Income, net

Interest income, net, increased to $21,000 for the three months ended July 31, 2015, from $1,000 for the three months ended July 31, 2014. The increase was primarily due to an increase in interest income relating to equipment lease sales.

Interest income, net, increased to $27,000 for the six months ended July 31, 2015, from $4,000 for the six months ended July 31, 2014. The increase was primarily due to an increase in interest income relating to equipment lease sales.

Other Income (Expense), net

Other income (expense), net, went from a net expense of $55,000 in the three months ended July 31, 2014 to net income of $48,000 during the three months ended July 31, 2015. This change was primarily due to foreign currency gains during the three months ended July 31, 2015 compared to the three months ended July 31, 2014.

Other income (expense), net, decreased from $88,000 net expense during the three months ended July 31, 2014 to $31,000 net expense during the six months ended July 31, 2015. This change was primarily due to smaller foreign currency losses incurred during the six months ended July 31, 2015 compared to the six months ended July 31, 2014.

Liquidity and Capital Resources

Cash Requirements

As of July 31, 2015, our cash and cash equivalents totaled $34.5 million. Our revolving credit facility for up to $10.0 million subject to a borrowing base expired in July 2014 with no outstanding balance and has not yet been renewed. We may enter into a new revolving credit facility in the future. We believe that our existing cash and cash equivalents as of July 31, 2015, will be sufficient to fund our operations and capital expenditures for at least the next 12 months. Over the longer term, management may seek to finance operations by obtaining additional external debt or equity financing, however, there can be no assurance that this financing will be available at commercially acceptable terms.

Financial Condition (Sources and Uses of Cash)

Our cash flows during the six months ended July 31, 2015 and 2014, are summarized as follows:

	Six Months Ended July 31,
	2015	2014
	(in thousands)
Net cash used in operating activities	$(1,933)	$(3,594)
Net cash used in investing activities	(1,201)	(1,868)
Net cash used in financing activities	(47)	(203)

Cash Flows from Operating Activities

Our primary uses of cash from operating activities have been for personnel costs, purchases of inventory and costs related to our facilities. We have experienced negative cash flows from operating activities as we expanded our business and generated operating losses. Our cash flows from operating activities will continue to be affected principally by our working capital requirements and our net operating results.

Cash used in operating activities of $1.9 million during the six months ended July 31, 2015 reflected a net loss of $1.4 million, and a use of cash for working capital of $2.3 million, partially offset by non-cash charges of $1.8 million for depreciation and amortization, stock-based compensation and bad debt expense. The use of cash for working capital was primarily due to an increase in accounts receivable driven by the timing of revenue during the quarter, and a decrease in accounts payable. The decrease in accounts payable was primarily due to more higher-margin software-only sales, which led to reduced hardware purchases, during the six months ended July 31, 2015, lower overall operating expenses and the funding, in the first quarter, of an escrow account for the settlement of outstanding litigation These were partially offset by a decrease in prepaid expenses and other current assets and an increase in deferred revenues due to increased sales. The reduction in prepaid expenses and other current assets was primarily due to receipt of an R&D tax credit from the French government.

Cash used in operating activities of $3.6 million during the six months ended July 31, 2014 reflected a net loss of $8.6 million, partially offset by a decrease in net operating assets of $2.1 million and non-cash charges of $2.9 million for depreciation and amortization, stock-based compensation, and bad debt expense. The decrease in working capital was primarily due to an increase of $2.0 million in accounts payable The increase in accounts payable, accrued liabilities and accrued compensation primarily resulted from higher operating expenses relative to the fourth quarter of the prior year.

Cash Flows from Investing Activities

During the six months ended July 31, 2015, our investing activities consisted of capital expenditures amounting to $1.2 million, primarily for the purchase of leasehold improvements and furniture and fixtures related to our new headquarters in San Francisco, networking equipment and development tools and demo equipment

During the six months ended July 31, 2014, cash used from investing activities consisted of $1.9 million in capital expenditures, primarily for the purchase of equipment.

Cash Flows from Financing Activities

During the six months ended July 31, 2015, cash used in financing activities was $47,000, due to repayments of French governmental research grants of $64,000 offset by $17,000 in cash proceeds from the exercise of stock options.

During the six months ended July 31, 2014, cash used in financing activities was $203,000, primarily due to repayments of French governmental research grants of $373,000 offset by $170,000 in cash proceeds from the exercise of stock options.

Off-Balance Sheet Arrangements

As of July 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of July 31, 2015:

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(in thousands)
Contractual Obligations:
Operating Lease obligations	$661	$1,910	$1,742	$1,606	$5,919
French Governmental research grant repayments	60	—	—	—	60

Total	$721	$1,910	$1,742	$1,606	$5,979

We outsource the manufacturing, assembly and testing of our encoding products to a Contract Manufacturer in Fremont, California (our “CM”). We generally do not use custom materials in our products and therefore, our obligation to our CM is limited to purchase orders. To the extent that we cancel a purchase order, we are only liable to the extent that the CM cannot otherwise utilize those components. To date, we have never been required to purchase any such components. Our outstanding purchase orders are not material as of July 31, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Risk

Most of our sales are denominated in U.S. dollars, and therefore, our revenues are not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro relative to the U.S. dollar. We have a large research and development facility in France and pay our employees located in France in Euros. To date, we have not entered into any hedging contracts. During the six months ended July 31, 2015, a 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our expenses are denominated would have had an estimated impact of approximately $0.9 million on our financial position and results of operations.

Interest Rate Sensitivity

We had cash and cash equivalents of $34.5 million as of July 31, 2015. Our cash and cash equivalents are held primarily in cash deposits and money market funds. We hold our cash and cash equivalents for working capital purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. During the three months ended July 31, 2015, a 10% appreciation or depreciation in overall interest rates would not have had a material impact on our interest income.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of July 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three and six months ended July 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 5, 2012 a complaint captioned Wiley v. Envivio, Inc., et al. CIV-517185 was filed in the Superior Court of California, County of San Mateo, naming as defendants the Company, each of our directors, our chief executive officer, chief financial officer, and certain underwriters of our IPO. The lawsuit purported to be a class action on behalf of purchasers of shares issued in the IPO and generally alleged that the registration statement for the IPO contained materially false or misleading statements. The complaint purported to assert claims under the Securities Act of 1933, as amended, and sought unspecified damages and other relief. On October 19, 2012 a similar complaint captioned Toth v. Envivio, Inc. et al. CIV-517481 was filed in the same court. On November 2, 2012 defendants removed the cases to the United States District Court for the Northern District of California where they were assigned case numbers 12-cv-05637-CRB and 12-cv-05636-CW. A similar complaint was filed in the United States District Court for the Northern District of California on December 20, 2012 entitled Thomas v. Envivio, Inc., et al. C 12-06464. The Wiley and Toth actions were subsequently remanded to the San Mateo Superior Court, and the Thomas case was voluntarily dismissed without prejudice. On February 28, 2014, a complaint was filed in the United States District Court for the Northern District of California entitled Gary Silverberg v. Envivio, Inc. et al., Civil No. 14-cv-00933-PJH. The complaint purported to be on behalf of a class of purchasers of our securities between April 25, 2012 and September 7, 2012. It named as defendants the Company and our chief executive officer and chief financial officer, and sought unspecified damages and other relief for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On June 25, 2014, the Silverberg case was voluntarily dismissed without prejudice. In November 2014, the Company reached an agreement in principle to settle the above-described actions without any admission of any wrongdoing by us or any of the named defendants. The parties subsequently entered into a formal settlement agreement, which received final court approval on June 22, 2015. The agreement required the Company to contribute approximately $1.0 million toward the settlement, and such amount has been paid. On June 22, 2015, the court entered a final judgment and order granting approval of the class action settlement, releasing all claims against the defendants, and barring class members from asserting released claims. Without affecting the finality of the judgment the court retained continuing jurisdiction for the purpose of construing, enforcing and administering the settlement.

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

Risks Related to our Pending Merger with Ericsson

Our proposed merger with Ericsson Inc. is subject to a number of conditions beyond our control. Failure to complete the merger within the expected timeframe or at all could materially and adversely affect our future business, results of operations, financial condition and stock price.

On September 10, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ericsson Inc., a Delaware corporation (“Parent”) and Cindy Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Parent (“Purchaser”). The Merger Agreement provides that, subject to the terms of the Merger Agreement, Purchaser will commence a tender offer (the “Offer”) to purchase all of the outstanding shares (the “Shares”) of Company common stock, $.001 par value, at a price of $4.10 per share, without interest and subject to any required withholding taxes. Following consummation of the Offer, Purchaser will merge with and into us and we will survive as a wholly-owned subsidiary of Parent (the “Merger”).

Consummation of the Offer is subject to various conditions set forth in the Merger Agreement, including, but not limited to (i) at least one Share more than 50 percent of the Shares then outstanding (calculated on a fully diluted basis) being tendered into the Offer, (ii) the receipt of required approvals, waivers and consents, and (iii) other conditions set forth in the Merger Agreement.

We cannot predict whether and when these conditions will be satisfied. If one or more of these conditions is not satisfied, and as a result, we do not complete the Merger, or in the event the proposed Merger is not completed or is delayed for any other reason, our business, results of operations, financial condition and stock price may be harmed because:

•	management’s and our employees’ attention may be diverted from our day-to-day operations as they focus on matters related to preparing for integration of our operations with those of Ericsson;

•	we could potentially lose customers or vendors, new customer or vendor contracts could be delayed or decreased and we may have difficulty hiring and retaining new employees;

•	we could potentially lose key employees if such employees experience uncertainty about their future roles with us and decide to pursue other opportunities in light of the proposed Merger;

•	we have agreed to restrictions in the Merger Agreement that limit how we conduct our business prior to the consummation of the Merger, including, among other things, restrictions on our ability to make certain capital expenditures, investments and acquisitions, sell, transfer or dispose of our assets, amend our organizational documents and incur indebtedness. These restrictions may not be in our best interests as an independent company, and may disrupt or otherwise adversely affect our business and our relationships with our customers, prevent us from pursuing otherwise attractive business opportunities, limit our ability to respond effectively to competitive pressures, industry developments and future opportunities, and otherwise harm our business, financial results and operations;

•	we have incurred and expect to continue to incur expenses related to the Merger, such as legal, financial advisory and accounting fees, and other expenses that are payable by us whether or not the proposed Merger is completed;

•	we may be required to pay a termination fee to Parent and reimburse their reasonable expenses up to a specified amount if the Merger Agreement is terminated under certain circumstances, which would negatively affect our financial results and liquidity;

•	activities related to the Merger and related uncertainties may lead to a loss of revenue and market position that we may not be able to regain if the proposed Merger does not occur; and

•	the failure to, or delays in, consummating the Merger may result in a negative impression of us with customers, potential customers or the investment community.

The occurrence of these or other events individually or in combination could have a material adverse effect on our business, results of operations, financial condition and stock price.

In addition, our stock price may fluctuate significantly based on announcements by us, Ericsson or other third parties regarding the proposed Merger.

The Merger Agreement contains provisions that could discourage a potential competing acquiror.

The Merger Agreement contains “no solicitation” provisions that, subject to exceptions, restrict our ability to solicit, initiate, or knowingly encourage, facilitate or induce third party proposals for the acquisition of our common stock. In addition, Parent has an opportunity to modify the terms of the Merger in response to any competing acquisition proposals before our Board of Directors may withdraw or change its recommendation with respect to the Merger. Upon the termination of the Merger Agreement, including in connection with a “superior proposal”, we may be required to pay $4.75 million as a termination fee and reimburse Parent’s reasonable expenses up to $750,000.

These provisions could discourage a potential third party acquiror from considering or proposing an acquisition transaction, even if it were prepared to pay a higher per Share price than what would be received in the Merger. These provisions might also result in a potential third party acquiror proposing to pay a lower price per Share to our stockholders than it might otherwise have proposed to pay because of the added expense of the $4.75 million termination fee and reimbursed expenses that may become payable.

If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger

Our executive officers and directors have interests in the Merger that may be different from, or in addition to, the interests of our stockholders generally.

Our executive officers and members of our Board of Directors may be deemed to have interests in the Merger that may be different from or in addition to those of our stockholders, generally. These interests may create potential conflicts of interest. Our Board of Directors was aware of these potentially differing interests and considered them, among other matters, in evaluating and negotiating the Merger Agreement and in reaching its decision to approve the Merger Agreement and the transactions thereunder. These interests relate to or arise from, among other things:

•	the consideration to be received in respect of options to purchase Shares and restricted stock unit awards held by our executive officers and members of our Board of Directors;

•	the receipt of certain payments and benefits to which certain executive officers may become entitled pursuant to such executive officers’ respective employment agreements and in connection with the completion of the Offer and the Merger; and

•	the right to continued indemnification and insurance coverage for our directors and executive officers following the completion of the Merger.

We may be subject to class action lawsuits relating to the Merger, which could materially adversely affect our business, financial condition and operating results.

We, our directors and officers, and Ericsson may be subject to class action lawsuits relating to the Merger and other additional lawsuits that may be filed. Such litigation is very common in connection with acquisitions of public companies, regardless of any merits related to the underlying acquisition. While we will evaluate and defend against any actions vigorously, the costs of the defense of such lawsuits and other effects of such litigation could have an adverse effect on our business, financial condition and operating results.

One of the conditions to consummating the Merger is that no injunction or other order prohibiting or otherwise preventing the consummation of the Merger shall have been issued by any governmental entity of competent jurisdiction in the United States. Consequently, if any of the plaintiffs in these lawsuits or in any other subsequently filed similar lawsuit is successful in obtaining an injunction preventing the parties from consummating the Merger, such injunction may prevent the Merger from being completed in the expected timeframe, or at all.

We have obligations under certain circumstances to hold harmless and indemnify our directors and officers against judgments, fines, settlements and expenses related to claims against such directors and officers and otherwise to the fullest extent permitted under Delaware law and our bylaws and certificate of incorporation. Such obligations may apply to any potential litigation. However, an unfavorable outcome in any lawsuit related to the Merger could prevent or delay the consummation of the Merger and result in substantial costs to us.

We will incur significant costs in connection with the Merger, whether or not it is consummated.

We will incur substantial expenses related to the Merger, whether or not it is completed. Payment of these expenses by us as a standalone entity would adversely affect our operating results and financial condition and would likely adversely affect our stock price.

Risks Related to our Business

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

Historically, a majority of our revenue has been derived from relatively few customers. Sales to our ten largest customers during six months ended July 31, 2015 together accounted for approximately 66% of our total revenue. Sales to our ten largest customers during the six months ended July 31, 2014 together accounted for approximately 62% of our total revenue. During the six months ended July 31, 2015, sales to two customers accounted for 25% and 14% of our total revenue, respectively. During the three months ended July 31, 2015, sales to three customers accounted for 23%, 12%, and 11% of our total revenue, respectively. We expect to see continuing industry consolidation and customer concentration such as the recently announced merger between AT&T and Direct TV. It is unclear how industry consolidation would impact our business, but it could have a negative impact on our sales as we depend on many large customers in our industry. At the same time, we are currently targeting large customer accounts, which if successful, could increase our concentration risk to an even smaller group of customers. This customer concentration increases our susceptibility to a slowdown in spending patterns and decreases in capital spending by our large target customers. As slowdowns in spending by our large target customers occur, our operating results can experience significant declines. Furthermore, we may not be able to continue to sell such large volumes to these customers, which could cause our operating results to fluctuate significantly and decline. The combination of a highly competitive market for the supply of our solutions, coupled with customer consolidation may have a negative impact on our operating results.

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

Excluding our fiscal year 2012, when we recorded net income of $138,000, we have incurred significant losses since our inception, including net losses of $0.6 million and $4.1 million during the three months ended July 31, 2015 and 2014, respectively. As of July 31, 2015, we had an accumulated deficit of $125.0 million. These losses have resulted principally from lower sales compared to costs incurred in our research and development programs and sales and marketing programs. We may incur operating losses for at least the foreseeable future as a result of the expenses associated with the continued development and expansion of our business. We also incur additional operational and reporting costs associated with being a public company, which serves to increase our general and administrative expenses. We may also increase our research and development expenses. Our ability to attain profitability in the future will be affected by, among other things, our ability to execute on our business strategy, the continued acceptance of our products, the timing and size of customer orders, the average sales prices of our products, the costs of our products, and the extent to which we invest in our sales and marketing, research and development, and general and administrative resources. If we are unable to attain profitability, our business would be harmed and our stock price could decline.

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

Our operating results have fluctuated in the past and are likely to continue to fluctuate in the future, on an annual and a quarterly basis, as a result of several factors, many of which are outside of our control. For example, our revenue for the quarter ended July 31, 2015 was $11.7 million compared to $9.5 million for the quarter ended April 30, 2015 due to typical seasonal increases in our business and capital spending by our Tier 1 customers.

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

We generate a significant portion of our revenue through sales to channel partners, principally to assist us with the integration of our software-based solution with other third-party products to provide a tailored solution for the end-customer. Our aggregate revenue through sales to channel partners was $4.5 million and $9.7 million during the six months ended July 31, 2015, and 2014, respectively. We expect that sales to channel partners will continue to generate a significant percentage of our revenue in the future. Accordingly, our future success is highly dependent upon establishing and maintaining successful relationships with a variety of channel partners.

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

We outsource the manufacturing of our products to a single manufacturer, and are, therefore, subject to the risk that our third-party manufacturer does not provide our customers with the quality and performance that they expect from our products. Our manufacturer may not view fulfilling our orders as a priority in the event it is constrained in its ability to fulfill all of its customer obligations in a timely manner. In addition, if we need to increase our manufacturing capacity beyond what our current manufacturer is able to provide, we may not be able to meet customer demand on a timely basis. If we are required, or we desire, to replace our manufacturer or add an additional manufacturer, we may need to expend a considerable amount of resources, time and money to locate another manufacturer, and as a result, we may experience a delay in our ability to meet customer demand during the transition process. We place manufacturing orders on a purchase order basis under the terms of a master agreement with our manufacturer. This agreement is limited to an initial term of one year, with an automatic renewal feature for additional one-year terms unless either party requests not to renew the agreement in writing at least 90 days prior to the end of the term. In addition, our manufacturer may terminate this agreement for any reason by providing us 120-days notice of termination. If we are unable to fulfill customer demand, we may lose revenue opportunities and our reputation could suffer. In addition, we must also predict the number of products that we will require. If we underestimate our requirements, our manufacturer may have inadequate materials and components required to produce our products. This could result in an interruption of the manufacturing of our products, delays in shipments and deferral or loss of revenue. Quality or performance failures of our products or changes in our manufacturer’s financial or business condition could disrupt our ability to supply quality products to our customers and thereby have a material and adverse effect on our operating results, financial condition and cash flows.

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

We are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. While we were able to determine in our management’s report that our internal control over financial reporting was effective as of April 31, 2015, there can be no assurance that material weaknesses in our financial reporting will not occur in the future. Since we are an “emerging growth company,” as defined by the JOBS Act and for as long as we maintain such status, we will not be required to include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. The absence of such a requirement to include an attestation report from our registered public accounting firm could reduce the likelihood that weaknesses or errors in our internal control over financial reporting are detected. In the event that our internal control over financial reporting is not effective in the future, we could be subject to one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits or other adverse actions requiring us to incur defense costs, pay fines, settlements or judgments and causing investor perceptions to be adversely affected and potentially resulting in a decline in the market price of our stock. Internal control deficiencies could also result in a restatement of our financial statements in the future or cause investors to lose confidence in our reported financial information, leading to a decline in our stock price. In addition, we will continue to incur significant expenses, and a significant amount of management’s attention will be consumed, in order to maintain our internal control over financial reporting and to remediate any weaknesses or deficiencies that may be identified in the future.

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

Revenue derived from customers outside of the United States during the six months ended July 31, 2015 and 2014 represented 49% and 82% of our revenue, respectively. We expect that international revenue will continue to represent a similarly substantial percentage of our revenue for the foreseeable future. Our international operations and our efforts to maintain and increase revenue in international markets are subject to a number of risks, which are generally greater with respect to emerging market countries, including the impact on our business and operating results of:

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

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Companies such as ours in the high technology industry are particularly vulnerable to this kind of litigation due to the high volatility of their stock prices. On October 5, 2012, we were named, among other defendants, in a purported class action on behalf of purchasers of shares issued in our IPO that generally alleges that the registration statement for our IPO contained materially false or misleading statements. In February 2014, we were named, among other defendants, in another purported class action on behalf of purchasers of our shares between April 25, 2012 and September 7, 2012 alleging securities act violations. In November 2014, we and the named defendants reached an agreement in principle to settle the above-described actions without any admission of any wrongdoing by us or any of the named defendants. The parties subsequently entered into a formal settlement agreement, which was approved by the court on June 22, 2015 and is now final. The agreement required us to contribute approximately $1.0 million toward the settlement. On March 16, 2015, we funded into an escrow account our portion of the settlement of approximately $1.0 million, and the remaining settlement payment will be covered by our director and officer insurance providers. The settlement payment has been released from escrow due to the court’s final approval of the settlement. As of July 31, 2015, we expect to incur incidental fees ancillary activities regarding the settlement. Any future lawsuits to which we may become a party will likely be expensive and time consuming to investigate, defend and resolve, and will divert our management’s attention. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle lawsuits on similarly unfavorable terms, which could adversely affect our business, financial conditions, or results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Index

2.1	Agreement and Plan of Merger by and between Envivio, Inc., and Ericsson Inc. and Cindy Acquisition Corp. dated September 10, 2015. Incorporated by reference to Exhibit 2.1 of Envivio’s Current Report on Form 8-K filed with the SEC on September 10, 2015.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1††	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

††	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVIVIO, INC.

By:	/s/ Erik E. Miller
Erik E. Miller
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: September 11, 2015